Form 10-K
period 2018-06-30
Zander Therapeutics, Inc
filed 2018-09-26
CIK 1718644

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending June 30, 2018

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-220790

ZANDER THERAPEUTICS, INC.

(Name of small business issuer in its charter)

Nevada	26-3431263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942

(Address of Principal executive offices)

Issuer’s telephone number: (619) 702-1404

_______________

Securities registered under Section 12(b) of the “Exchange Act” None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  x No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $N/A

As of September 14, 2018 Zander Therapeutics, Inc. had 6,033,001 common shares outstanding, 9,000,000 Series M preferred shares outstanding and 200 Series AA preferred shares outstanding.

In this annual report, the terms “Zander Therapeutics, Inc.. ”, “Zander”,  “Company”, “we”, or “our”, unless the context otherwise requires, mean Zander Therapeutics, Inc., a Nevada corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	degree of success of research and development programs
•	the operation of our business; and
•	general economic conditions

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

Item 1. Business

We were incorporated June 18, 2015 under the laws of the State of Nevada. We intend to engage primarily in the development and commercialization of veterinary medical therapies which we intend to license from other entities as well as develop internally. As of September 14, 2018 we have not licensed, developed or commercialized any existing veterinary medical therapies, however we have licensed certain intellectual properties from Regen Biopharma, Inc. , a company under common control with us, and these intellectual properties comprise the therapeutic concept behind ZAN-100 and ZAN-200, two therapies in early stage development by the Company.

License Granted By Regen Biopharma, Inc.

On June 23, 2015 Regen Biopharma, Inc. (“Regen”) entered into an agreement (“Agreement”) with The Company whereby Regen granted to The Company an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years. The Agreement was amended on September 12, 2017 to grant an exclusive worldwide right and license for the development and commercialization of all intellectual property controlled by Regen exclusive of trademarks (“License IP”) for non-human veterinary therapeutic use. The Agreement was further amended on December 15, 2017 excluding intellectual property licensed to Regen by Benitec Australia, Ltd from the license grant to the Company as well as rights to US Patent #8389708 and US Patent #8263571.

Pursuant to the Agreement, The Company shall pay to Regen a one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement.

The abovementioned payments may be made, at The Company’s discretion, in cash or newly issued common stock of The Company or in common stock of Enteat Group, Inc. (“ENTB”) valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance. Entest Group, Inc. is under common control with Zander.

Pursuant to the Agreement, The Company shall pay to Regen royalties equal to four percent (4%) of the Net Sales, as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a Quarter.

Pursuant to the Agreement, The Company will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by The Company from sublicensees (excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

The Company is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If The Company has not sold any Licensed Product by ten years of the effective date of the Agreement or The Company has not sold any Licensed Product for any twelve (12) month period after The Company’s first commercial sale of a Licensed Product.

The Agreement may be terminated by The Company with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by The Company with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen is Harry Lander who also serves as President of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

As of September 14, 2018, we have not licensed, developed or commercialized any existing veterinary medical therapies. Intellectual properties licensed to Zander by Regen Biopharma, Inc., a company under common control with us, comprise the therapeutic concept behind ZAN-100 and ZAN-200, two therapies in early stage development by Zander.

NR2F6

Both of Zander’s products under development will operate through either inhibition or activation by small (low molecular weight) molecules of the nuclear receptor NR2F6. Nuclear receptors are a class of proteins found within cells that are responsible for sensing certain other molecules. In response, these receptors work with other proteins to regulate the expression of specific genes.

ZAN-100

ZAN-100 is intended to be a veterinary cancer therapy. In the opinion of Zander, the studies performed by Hermann-Kleiter et al. (The Nuclear Orphan Receptor NR2F6 Is a Central Checkpoint for Cancer Immune Surveillance. Cell Reports 12, 2072–2085 (2015)) demonstrate that the inhibition of NR2F6 in T cells may yield anti-cancer benefits in companion animals. The studies indicate that, in the presence of NR2F6, T cell activation is limited within the tumor microenvironment. Zander believes that inhibition of NR2F6 removes a barrier to the animal’s own immune system’s ability to attack cancer cells. ZAN-100 is intended to be a small molecule therapy whose mode of action will be the inhibition of NR2F6.

High throughput screening assays conducted for Regen Biopharma, Inc. (the licensor of the intellectual property which forms the basis for Zander’s products in development) between July and September of 2016 on thirty thousand compounds yielded four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate the effects of NR2F6.

ZAN-200

ZAN-200 is intended to be a veterinary arthritis therapy. Rheumatoid arthritis is an immune-mediated disease. This means it is caused by an overreaction of the immune system. In rheumatoid arthritis, the body mistakes some of its own protein for foreign protein. It then makes antibodies against its own protein. In the opinion of Zander, suppression of the immune system through activation of NR2F6 in those immune cells would be an effective therapy. ZAN-200 is intended to operate by activating NR2F6 in the animals’ immune cells.

Ex-vivo assays were performed using immune cells from five dog blood samples. Data derived from those tests demonstrated the ZAN-200 may inhibit T cell activation and production of cytokines, particularly IL-17 and IL-2. IL-17 and IL-2 have been shown to create inflammatory responses leading to arthritic conditions.

We have filed applications with the United States Patent and Trademark Office for patent protection with respect to internally developed intellectual property covering our products in development. As of November 22, 2017 no patent protection has been granted to any intellectual property developed by Zander.

Neither the Company nor Zander has undertaken any discussions with any pharmaceutical companies regarding the commercialization of any products under development. None of Zander or the Company’s products have been approved by any regulatory body for marketing within the United States or anywhere else. No assurance can be given that all or any of Zander’s currently planned products will ever be commercialized.

Development Conducted to Date

High Throughput Screening Assay

Initial high throughput screening assays were performed in July to September of 2016 by the contract research organization Proteros, GMBH for Regen Biopharma, Inc. This assay is based on Regen Biopharma Inc.’s screening assay whereby the full-length or ligand-binding domain of NR2F6 Reporter gene assays are used to screen for compounds that modulate gene expression via binding to nuclear hormone receptors. Transfer of this assay to ChemDiv, Inc., another contract research organization, by Regen Biopharma, Inc. was effected in January, 2017.

In molecular biology, a reporter gene is a gene that researchers attach to a regulatory sequence of another gene of interest in bacteria, cell culture, animals or plants. Certain genes are chosen as reporters because the characteristics they confer on organisms expressing them are easily identified and measured, or because they are selectable markers. Reporter genes are often used as an indication of whether a certain gene has been taken up by or expressed in the cell or organism population.

High Throughput Screens (HTS) are recent scientific methods in which hundreds of thousands of experimental samples are subjected to simultaneous testing under given conditions. Through this process one can rapidly identify active compounds, antibodies, or genes that modulate a particular biomolecular pathway. The results of these experiments provide starting points for drug design and for understanding the interaction or role of a particular biochemical process in biology.

HTS performed on behalf of Regen Biopharma, Inc. have been ongoing as of September 9, 2016. As of September 9, 2016 four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate activity of NR2F6 have been discovered.

Results of any studies conducted by Regen Biopharma, Inc. are being made available to Zander Therapeutics, Inc. for use in veterinary drug development and commercialization.

Ex Vivo Assay

Ex-vivo assays were performed using immune cells from canine blood samples from five dogs. The samples were treated with compound at various concentrations and the supernatant assayed for the presence of various cytokines using ELISA-based assays. Enzyme-linked immunosorbent assay (ELISA is a biochemical technique used mainly in immunology to detect the presence of an antibody or an antigen in a sample). These assays were commenced in May, 2017 and are ongoing as of September 14, 2018.

Data derived from the five dog study indicated that the ZAN-200 series drugs could inhibit T cell activation and production of cytokines, particularly IL-17 and IL-2. IL-17 and IL-2 have been shown to create inflammatory responses leading to arthritic conditions.

Collaboration Agreement

On July 5, 2018 Zander entered into a collaboration and development agreement (“Agreement”) with Ampersand Biopharmaceuticals, Inc. (“Ampersand”) whereby the parties agreed to cooperate in a research and development program to establish the use of NR2F6 agonists and antagonists coupled with Ampersand’s proprietary transdermal drug delivery system (“Amperzans”) in the treatment of various disorders such as arthritis, atopic dermatitis and cancer in companion animals such as dogs and cats.

Ownership of inventions arising during and in the course of the Parties’ performance under the Agreement, and related intellectual property rights, shall be jointly owned by both parties with the following exceptions :

Ampersand shall solely own all Inventions relating to the Ampersand Technology (technology claims related Ampersand’s transdermal penetration and delivery and any Improvements made thereto during the term of the agreement) and/or to methods of using or manufacturing the Ampersand Technology, whether made by employees, independent contractors or agents of either Party or jointly by employees, independent contractors or agents of both Parties (“Ampersand Inventions”). Such Inventions and patents and patent applications claiming such Inventions are included in this agreement with the same rights and privileges as Background Rights.

Zander shall solely own all Inventions relating to the Zander Technology (technology claims related to the NR2F6 Agonist or Antagonist) ..and/or to methods of using or manufacturing the Zander Technology, whether made by employees, independent contractors or agents of either Party or jointly by employees, independent contractors or agents of both Parties (“Zander Inventions”). Such Inventions and patents and patent applications claiming such Inventions are included in this agreement with the same rights and privileges as Background Rights.

The agreement is contingent upon each party successfully funding its part of the research and development work to be performed by Ampersand and Zander pursuant to the Agreement (“ Workplan”) , estimated by the parties to be approximately $1,330,000 per party. Should sufficient funds fail to be raised by both Parties the Agreement and associated Workplan are null and void. The Agreement does not impose any responsibility on any party to complete said funding.

The Term of the Agreement shall commence on the Effective Date and will continue unless terminated due to material breach by either party , financial insolvency of either party or the mutual written consent of the Parties. Upon thirty (30) days' written notice, either Party shall be entitled to terminate its financial and developmental obligations under this Agreement for convenience, including, but not limited to either Party having no further business interest in the Development Program.

Any successful monetization of Developed Technology will result in the equal sharing (i.e. 50% to Ampersand and 50% to Zander) of any consideration related to such Developed Technology including, but not limited to, equity, up-front, royalty, milestone and other payments or in-kind consideration associated with any sale, license or sublicense agreement. Such equal sharing of any consideration will be net of any expenses incurred. Should the Developed Technology be developed, marketed, commercialized and/or sold by either Party, the expenses and revenues of such activity will be shared equally. Developed Technology is defined in the Agreement as any and all ideas, inventions, work of authorship, work product, materials, technologies, discoveries, improvements, know-how, techniques, and other deliverables, whether patentable or unpatentable, copyrightable or uncopyrightable, including, but not limited to, any documentation, formula, design, device, code, improvement, method, process, discovery, concept, development, machine or contribution, that a Party conceives, makes, reduces to practice or develops, in whole or in part, alone or in conjunction with others, during or as a result of conducting the development program contemplated by this Agreement.

Neither party shall be entitled to practice, commercialize, market, develop, or otherwise derive a benefit from, financial or otherwise ("Exploit"), or grant third parties, including Affiliates, any rights under the Developed Technology or Development Rights in the Field to make, have made, use, have used, sell, have sold, offer to sell or import, Commercialize, or otherwise Exploit Developed Products in the Field, or grant any third party, including Affiliates, any rights to do any of the above, without the prior written consent of the other Party.

A Developed Product is defined in the Agreement as any product for use in the Field that is developed during the Term of this Agreement (i) the making, manufacture, use, sale or importation of which is covered by any Development Rights, and/or (ii) which includes or incorporates any Developed Technology. “Development Rights” are defined in the Agreement as any and all patent, copyright, trademark, trade secret and other intellectual property rights in and to the Developed Technology, whether now known or hereafter recognized in any jurisdiction. Field as defined in the Agreement means the use of Amperzans for the treatment of any malady in dogs or cats

Distribution methods of the products or services:

It is anticipated that Zander will enter into licensing and/or sublicensing agreements with outside entities in order that Zander may obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and Zander's competitive position in the industry and methods of competition

We have yet to achieve revenues or profits. The veterinary pharmaceutical industry in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, Zander has entered into nonemployee consulting agreements with individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to Zander in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

These individuals are as follows:

Brian Devine

Mr. Brian Devine has agreed to act as Chairman of Zander’s Business Advisory Board.

Mr. Devine has served as Chairman Emeritus of Petco Holdings, Inc. from March 2016 to October 2016, Chairman of the Board of Directors of Petco Animal Supplies Stores, Inc. from 1994 until March 2016 and as President and Chief Executive Officer of PETCO Animal Supplies, Inc. from 1990 until 2004.

On June 21, 2017 Zander entered into an agreement (“Agreement”) with Mr. Brian Devine whereby Mr. Devine shall serve as Chairman of Zander’s Business Advisory Board.

The term of the Agreement shall commence on June 23, 2017 and shall expire on June 23, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement:

(a)	Mr. Devine shall, for so long as he remains a member of the Business Advisory Board, meet with Zander upon written request, at dates and times mutually agreeable to Candidate and Zander, to discuss any matter involving Zander or its Subsidiaries
(b)	Identify and introduce to Zander persons to serve as members of Zander's Business Advisory Board ("Advisory Candidates").
(c)	Identify and introduce to Zander potential purchasers of Zander's securities.

Pursuant to the Agreement:

(i)	Mr. Devine received 500,000 of the common shares of Zander.
(ii)	In the event that an Advisory Candidate identified and introduced by Mr. Devine to Zander serves as a member of the Business Advisory Board of Zander, Mr. Devine shall receive, ten business days subsequent to the completion of 12 months service by the Advisory Candidate as a member of the Business Advisory Board of Zander, a fee paid in the common shares of Zander, equal to 5% of any shares of Zander issued to the Advisory Candidate.

Dr. Thomas Donnelly, DVM

Dr. Thomas Donnelly has agreed to act as a Senior Veterinary Advisor to Zander. Dr. Donnelly is a board-certified specialist in the field of laboratory animal medicine, an Adjunct Associate Professor at Tufts University Cummings School of Veterinary Medicine and a Professor at Ecole Nationale Veterinaire d’Alfort, a French public institution of scientific research and higher education in veterinary medicine.

On August 7, 2017 Zander entered into an agreement (“Agreement”) with Dr. Donnelly whereby Dr. Donnelly shall serve as Senior Veterinary Advisor to Zander. The term of the Agreement shall be from August 17, 2017 and shall expire on August 16, 2018. The term of this Agreement may be extended by mutual consent.

Pursuant to the Agreement:

(a)	Dr. Donnelly shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Dr. Donnelly is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event Dr. Donnelly is requested to provide research services, such services will be negotiated separately between Dr. Donnelly and Zander.

As consideration for his services pursuant to this Agreement, Dr. Donnelly received 500,000 of Zander’s Series M Preferred Shares on August 21, 2017.

Dr. Donnelly is also party to another agreement between Entest Group, Inc. and Dr. Donnelly (“ENTB Agreement”) whereby Dr. Donnelly shall provide similar services to Zander as those to be provided under the Agreement.

Consideration pursuant to the ENTB Agreement was 100,000 shares of the Series B Preferred Stock of ENTB (“Compensation Shares”).Within 30 business days subsequent to the effective date of a Registration Statement filed under the Securities Act of 1933, as amended, registering common shares of Zander (“Zander Registration Statement”) Donnelly shall have the right to exchange up to the total number of the Compensation Shares issued pursuant to the terms and conditions of the ENTB Agreement for an equivalent number of the common shares of Zander Therapeutic, Inc. six months subsequent to the date that the Zander Registration Statement is declared effective by the United States Securities and Exchange Commission. The term of the ENTB Agreement is March 1, 2017 to February 29, 2019.

Dr. Thomas Ichim, PhD Senior Research Consultant

Dr. Thomas Ichim has agreed to act as Senior Research Consultant to Zander. Dr. Ichim has served as a director and as President of Creative Medical Technology, Inc. since February 2016, and has served Chief Scientific Officer of Creative Medical Technology Holdings, Inc. since March 2017. Between 2007 and 2015 Dr. Ichim served as Chief Science Officer, Chief Executive Officer, President, and member of the Board of Directors of MediStem Inc., a San Diego-based company engaged in development of endometrial regenerative cells which was acquired in 2014 by Intrexon Corporation. From 2004 until 2007 he served as program manager for biorasi LLC, a clinical research organization. Between October 2012 and September 2015 Dr. Ichim served as Chief Scientific Officer and Director of research at Regen Biopharma, Inc., a company under common control with Zander. Thomas Ichim serves at will and is not party to a consulting contract with Zander

Debbie Dorsee Director of Business Development

Ms. Debbie Dorsee has agreed to act as Director of Business Development for Zander. Ms. Dorsee is the founder and principal officer of the Dorsee Company, a San Diego based public relations firm. Debbie Dorsee serves at will and is not party to a consulting contract with Zander.

Dr. Linda L. Black, DVM, PhD

Dr. Linda L. Black has agreed to act as a Senior Veterinary Advisor to Zander.

On March 20, 2017 the Company entered into an agreement (“Agreement”) with Dr. Black whereby Dr. Black shall serve as Senior Veterinary Advisor to Zander. The term of the Agreement shall be from March 20 2017 and shall expire on March 19, 2018. The term of this Agreement may be extended by mutual consent.

Pursuant to the Agreement:

(a)	Dr. Black shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Dr. Donnelly is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event Dr. Black is requested to provide research services, such services will be negotiated separately between Dr. Black and Zander.
(c)	As consideration of the performance of services pursuant to this Agreement, Black shall receive 100,000 shares of the Series B Preferred Stock of the Company (“Compensation Shares”).Within 30 business days subsequent to the effective date of a Registration Statement filed under the Securities Act of 1933, as amended, registering common shares of Zander (“Zander Registration Statement”) Black shall have the right to exchange up to the total number of the Compensation Shares issued pursuant to the terms and conditions of this Agreement for an equivalent number of the common shares of Zander Therapeutic, Inc. six months subsequent to the date that the Zander Registration Statement is declared effective by the United States Securities and Exchange Commission.

Dr. Black currently serves as Chief Operating Officer and Vice President of Clinical Science for Medicus Biosciences, a biotech company focused on drug delivery for ophthalmology, advanced wound healing, osteoarthritis, and regenerative medicine applications both veterinary and non-veterinary.

On June 20th, 2017 Zander issued 500,000 of Zander’s Series M Preferred shares as consideration for services provided by Dr. Black to Zander.

Jonathan Baell, Ph.D.

On August 16th 2017 Professor Jonathan Baell entered into an agreement (“Agreement”) with Zander whereby, pursuant to the Agreement:

(a)	Baell shall advise Zander on various nominal matters regarding veterinary. ''Nominal" is defined as periodic conversations in which Baell is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event Baell is requested to provide research services, such services will be negotiated separately between Baell and Zander.

The term of the Agreement is from August 17, 2017 to August 18, 2018. Baell was issued 400,000 of Zander’s Series M Preferred stock pursuant to the terms of the Agreement. 100,000 of Zander’s Series M Preferred stock was issued to Baell prior to entering into the Agreement.

Prof. Jonathan Baell, Ph.D. is a Larkins Fellow, Co-Director of the Australian Translational Medicinal Chemistry Facility and an National Health and Medical Research Council Senior Research Fellow at Monash Institute of Pharmaceutical Sciences (MIPS) located in Australia.

Robin Gasser Ph.D., BVM, DVM, DVSc

On August 7th 2017 Professor Robin Gasser entered into an agreement (“Agreement”) with Zander whereby, pursuant to the Agreement:

(a)	Gasser shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Gasser is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event Gasser is requested to provide research services, such services will be negotiated separately between Gasser and Zander.

The term of the Agreement is from August 17, 2017 to August 16, 2018. Gasser was issued 500,000 of Zander’s Series M Preferred stock pursuant to the terms of the Agreement.

Prof. Gasser is a Professor at the University of Melbourne Faculty of Veterinary Science and serves as President of the Australian Society for Parasitology

Joey Herrick

On July 29, 2018 Zander entered into an agreement (“Agreement”) with Mr. Joey Herrick whereby Mr. Harrick shall serve as a member of Zander’s Business Advisory Board.

The term of the Agreement shall expire on November 15, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement:

(a)	Mr. Herrick shall, for so long as he remains a member of the Business Advisory Board, meet with Zander upon written request, at dates and times mutually agreeable to Candidate and Zander, to discuss any matter involving Zander or its Subsidiaries

(b)	Identify and introduce to Zander persons to serve as members of Zander's Business Advisory Board ("Advisory Candidates").

(C)	Identify and introduce to Zander potential purchasers of Zander’s securities.

Pursuant to the Agreement:

(i)	Mr. Harrick received 250,000 of the common shares of Zander.
(ii)	In the event that an Advisory Candidate identified and introduced by Mr. Harrick to Zander serves as a member of the Business Advisory Board of Zander, Mr. Harrick shall receive, ten business days subsequent to the completion of 12 months service by the Advisory Candidate as a member of the Business Advisory Board of Zander, a fee paid in the common shares of Zander, equal to 5% of any shares of Zander issued to the Advisory Candidate.

Mr. Harrick was previously the founder and president of Natural Balance Pet Foods. Mr Harrick is the founder of the Lucy Pet Foundation.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than that license granted by Regen to the Company whereby Regen granted to the Company an exclusive worldwide right and license for the development and commercialization of intellectual property controlled by Regen for non-human veterinary therapeutic use for a term of fifteen years, the Company has not been granted any license to develop and commercialize any third party intellectual property.

The Company has been granted no patents. Certain intellectual property licensed to the Company by Regen has been granted patent protection (“Patented IP”). The Patented IP is as follows:

US Patent #9091696

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

The Patent granted is a Utility patent.

The Patent expires on November 16, 2029.The product candidates to which US Patent #9091696 relates include ZAN 100 and ZAN 200.

Patent# 10,030227 B2,

CANINE AUTOLOGOUS IMMUNOTHERAPY USING DENDRITIC CELL INDUCED CANCER KILLING IMMUNOCYTES

The Company has no trademarks.

The Company is not party to any binding labor contracts.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business

The Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”) regulates animal pharmaceuticals under the Food, Drug and Cosmetics Act. Our current proposed products are animal pharmaceuticals regulated by the CVM. Manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture. The new animal drug approval process is complicated. Before a new animal drug may receive FDA approval, the sponsor must establish that the new animal drug is safe and effective. Drug sponsors must submit a New Animal Drug Application (NADA) along with supporting data, including all adverse effects associated with the drug's use. The NADA must also include information on the drug's chemistry; composition and component ingredients; manufacturing methods, facilities, and controls; proposed labeling; analytical methods for residue detection and analysis if applicable; an environmental assessment; and other information. The sponsor of a new animal drug is responsible for submitting all appropriate data to establish effectiveness and safety. If the drug product is intended for use in a food-producing animal, residues in food products must also be established as safe for human consumption. FDA review of the NADA submitted by drug sponsors is extremely detailed and comprehensive. The CVM’s basis for approving a drug application is documented in a Freedom of Information Summary. . We will be required to conduct post-approval monitoring of FDA approved pharmaceutical products and to submit reports of product quality defects, adverse events or unexpected results to the CVM’s Surveillance and Compliance group. No assurance may be given that ZAN-100, ZAN-200 or any new animal drug product which the Company may develop will be approved by the FDA to be marketed and sold. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of veterinary drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country.

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended June 30, 2018 we expended $1,669,734 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Zander has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of September 14, 2018, Zander has 4 employees, of which 3 employees devote an average of 25 hours a week to the affairs of the Company and of which one is full time.

Properties

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941. This space was provided to the Company by Entest Group, Inc. on a month to month basis free of charge until July 5, 2018.

On July 3, 2018 Zander entered into a sublease agreement with Entest Group, Inc. whereby Zander would sublet the aforementioned office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest Group Inc. on a month to month basis for $6,000 per month beginning July 5, 2018.

The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space. While it is anticipated that the Company will require access to laboratory facilities in the future, the Company believes that access to such facilities are available from a variety of sources.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There has never been and there currently is no public market for our securities. We anticipate applying for trading of our common stock on the over the counter bulletin board (OTC BB) or the OTCQB Tier operated by OTC Markets Group , however, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The stockholders' equity section of the Company contains the following classes of capital stock as September 14, 2018:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 6033001 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which 10,000,000 is designated as Series M Preferred Stock and 1,000,000 is designated Series AA Preferred Stock: 9,000,000 shares of Series M Preferred Stock are issued and outstanding as of September 14, 2018 and 200 shares of Series AA Preferred Stock are issued and outstanding as of September 14, 2018.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times ten thousand (10,000).

Holders

As of September 14, 2018 there were approximately 101 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending June 30.2018. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On October 30, 2017Zander issued 900,000 of its common shares (“Shares”) for consideration of $900,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 5, 2018, Zander issued 100,000 of its common shares (“Shares”) for consideration of $200,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On February 27, 2018, Zander issued 150,000 of its common shares (“Shares”) for consideration of $300,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On July 10, 2017 the Company issued 100,000 of its Series M Shares (“Shares”) for Services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On July 10, 2017 the Company issued 100,000 common shares (“Shares”) to the Chairman of the Company’s Business Advisory Board for consideration of $100,000.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On July 10, 2017 the Company issued 500,000 common shares (“Shares”) to the Chairman of the Company’s Business Advisory Board as consideration for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On August 21, 2017 the Company issued 1,400,000 of its Series M Shares (“Shares”) for Services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 15, 2017 the Company issued 200 of the Series AA Preferred Shares (“Shares”) of the Company to the Company’s Chief Executive Officer in consideration of services rendered.

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On July 12, 2018 Zander sold 50,000 of its common shares (“Shares”) for consideration of $100,000

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On August 21, 2018 the Company sold 500,000 of its common shares (“Shares”) for consideration of $500,000

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On August 21, 2018 the Company sold 50,000 of its common shares (“Shares”) for consideration of $100,000

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 6, 2018 the Company issued 250,000 of its common shares (“Shares”) to a member of the Company’s Business Advisory Board as consideration for services.

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 6, 2018 the Company issued 100,000 of its common shares “Shares”) for consideration of $100,000

 The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 6, 2018 the Company issued 50,000 of its common shares (“Shares”) for consideration of $100,000

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On September 6, 2018 the Company issued 275,000 of its common shares (“Shares”) to the Chairman of the Company’s Business Advisory Board as consideration for services.

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2018 we had Cash of $370,313 and as of June 30, 2017 we had Cash of $96,005.

The increase in Cash of approximately 286% is primarily attributable to the sale of $1,500,000 of equity securities for cash offset by the cost of operating the Company’s business, payment of $119,089 of principal indebtedness, payment of accrued expenses due to Regen Biopharma, Inc., payment of interest due to Entest Group, Inc. and prepayment of fees due to Regen Biopharma, Inc.

As of June 30, 2018 we had Prepaid Expenses to Related parties of $66,239 and as of June 30, 2017 we had prepaid expenses to Related Parties of $0.

The increase in Prepaid Expenses to Related Parties is primarily attributable to prepayment of fees due to Regen Biopharma, Inc.

As of June 30, 2018 we had Prepaid Expenses of $650 and as of June 30, 2017 we had Prepaid Expenses of $0.

The increase in Prepaid Expenses of $650 is primarily attributable to $616 advanced to the Company’s Chief Financial Officer to be applied toward expenses to be incurred by the Chief Financial Officer on the Company’s behalf.

As of June 30, 2018 we had $35,000 due from related parties and as of June 30, 2017 we had $0 due from related Parties.

$35,000 due from related parties as of June 30, 2018 consists of funds advanced to Entest Group, Inc. by the Company in contemplation of the purchase by the Company of 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. On July 3, 2018 Zander purchased the aforementioned 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. for the price of $35,000 USD cash.

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of June 30, 2017 we had Accounts Payable of $0.

The increase in Accounts Payable is attributable to:

$1,070,000 due to a Contract Research Organization.

$12,969 due and payable for legal services rendered

$5,000 due and payable for consulting services rendered.

As of June 30, 2018 we had Notes Payable, Related Party of $0 and as of June 30, 2017 we had Notes Payable, Related Party of $119,089.

The reduction in Notes Payable, Related Party is attributable to the repayment by the Company of principal indebtedness due to Entest Group, Inc. during the fiscal year ended June 30, 2018.

As of June 30, 2018 we had Accrued Expenses , Related Party of $0 and as of June 30, 2017 we had Accrued Expenses, Related Party of $107,343.

The decrease in Accrued Expenses, Related Party is attributable to satisfaction by the Company of accrued expenses due to Regen Biopharma, Inc.

As of June 30, 2018 we had Accrued Expenses of $11,593 and as of June 30, 2017 we had Accrued Expenses of $818.

The increase in Accrued Expenses of 1,317% is attributable to:

$9,444 of salary Accrued but unpaid due to the Company’s Chief Executive Officer

$1,330 of Employment Taxes accrued but unpaid.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the year ended June 30, 2018 and -0- for the year ended June 30, 2017. Net Losses from continuing operations were $2,181,505 for the year ended June 30, 2018 and $260,085 for the same period ended 2017.

The increase in Net Losses of 738.77% is primarily attributable to greater Research and Development, General and Administrative and Consulting costs incurred during the year ended June 20 2018 as compared to the year ended June 30, 2017.

As of June 30, 2018 we had $370,313 Cash on Hand and Current Liabilities of $1,099,562, such Liabilities consisting of Accounts Payable and Accrued Expenses.

We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

We currently plan to raise additional funds primarily by offering securities for cash.

On June 12, 2018 Zander Therapeutics, Inc. ( the “Company”) entered into an agreement with Dakoy Capital Markets, LLC whereby the Company retained the services of Dakoy Capital Markets, LLC (“Placement Agent”) to assist the Company in offering of shares of the Company (the “Securities” or “Shares”) for sale on a best efforts basis (“Offering”) .. Placement Agent is obligated to use its best efforts to introduce the Company to accredited investors, which may include corporations, partnerships, mutual funds, hedge funds, investment partnerships, securities firms, lending and other institutions and entities, as well as select high net worth individuals (collectively, the “Purchasers”) for the purposes of participating in the Offering. The Company retains the right to employ other agents in connection with the sale of the Securities and the Offering is anticipated to commence within 30 days of the execution of the abovementioned agreement.

As compensation for its activities, the Placement Agent shall be paid a commission as follows:

A.	Cash commission in an amount equal to seven percent (7%) of the total principal amount of gross proceeds of any Securities purchased by investors first introduced to the Company by the Placement Agent (“PA Investors”) and accepted by the Company (such persons being hereinafter referred to as the “PA Investor(s)”), and
B.	Options exercisable for five (5) years from the date the Offering closes, to purchase that number of Shares equal to five percent (5%) of the number of Shares of Company sold in the Offering to PA Investors (the “Options Compensation” and together with the Cash Compensation, the “Placement Agent Compensation”). Such options shall be granted at each Closing at an exercise price per share equal to the price of the shares paid by the investors in the Offering. Such Option Compensation shall provide, among other things that the options shall:

1. expire five (5) years from the date of issuance; and

2. provide for “cashless” exercise; and

3. such other terms as are normal and customary for warrants issued to placement agents, including the same registration rights and other rights received by the investors in the Offering.

There is no guarantee that we will be able to raise any capital through any type of offerings. We cannot assure that we will be successful in obtaining additional financing necessary to implement our business plan. We have not received any commitment or expression of interest from any financing source that has given us any assurance that we will obtain the amount of additional financing in the future that we currently anticipate. For these and other reasons, we are not able to assure that we will obtain any additional financing or, if we are successful, that we can obtain any such financing on terms that may be reasonable in light of our current circumstances.

As of September 14, 2018 we are not party to any binding agreements which would commit Zander to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zander Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zander Therapeutics, Inc. (the “Company”) as of June 30, 2018 and June 30, 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

September 17, 2018

Zander Therapeutics, Inc
BALANCE SHEET

	As of June 30, 2018	As of June 30, 2017 (as restated)
ASSETS
CURRENT ASSETS
Cash	370,313	96,005
Prepaid Expenses, Related Parties	66,239
Prepaid Expenses	650	0
Due From Related Party	35,000
Total Current Assets	472,202	96,005
Total Assets	472,202	96,005
LIABILITIES
Current Liabilities:
Accounts Payable	1,087,969
Notes Payable, Related Party	0	119,089
Accrued Expenses, Related Parties		107,343
Accrued Expenses	11,593	818
Total Current Liabilities	1,099,562	227,250
Total Liabilities	1,099,562	227,250

STOCKHOLDER'S EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 4,758,001 shares and 3,008,001 shares issued and outstanding as of June 30, 2018 and June 30, 2017 respectively	475	301
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of June 30, 2017 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of June 30, 2017 and June 30, 2018 9,000,00 shares and 7,500,000 shares outstanding as of June 30, 2018 and June 30, 2017 Respectively	900	750
Common Stock subscribed for but unissued , 100000 and 100,000 shares as of June 30, 2018 and June 30, 2017 respectively	100,000	100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000 and 0 as of June 30, 2018 and June 30, 2017, respectfully 200 and 0 shares outstanding as of June 30, 2018 and June 30, 2017 , respectfully	0
Additional Paid In Capital	1,620,689	120,814
Contributed Capital, Related Party	413,878	228,687
Retained Deficit	(2,763,302)	(581,796)
Total Stockholder's Equity	(627,359)	(131,244)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	472,202	96,005

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF OPERATIONS

	Year Ended June 30, 2018	Year Ended June 30, 2017 (as restated)
TOTAL REVENUES
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	100,000	110,000
Contract Research Fees	1,569,584	12,600
Consulting Costs	150	2,000
Total Research and Development	1,669,734	124,600
General and Administrative:
General and Administrative, Paid By Related Party	68,600	72,000
Stock Payments to Related Party		650
General and Administrative	67,097	3,632
Total General and Administrative	135,697	76,282
Rent, Paid By Related Party	36,792	38,502
Consulting:
Consulting Costs, Paid by Related Party	79,799
Consulting Costs	249,569	17,952
Total Consulting	329,368	17,952
Total Costs and Expenses	2,171,592	257,336

OPERATING LOSS	(2,171,592)	(257,336)
OTHER INCOME AND EXPENSES
Interest Income, Related Party		148
Interest Expense, Related Party	(9,913)	(2,079)
Interest Expense		(818)
Total Other Income ( Expenses)	(9,913)	(2,749)
NET INCOME (LOSS) Before taxes	(2,181,505)	(260,085)
Income Taxes	—	—
NET INCOME (LOSS)	(2,181,505)	(260,085)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.510)	(0.261)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,281,267	996,297

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF SHAREHOLDERS EQUITY
For the period from July 1, 2016 to June 30, 2018

	Common		Series M Preferred					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Retained Earnings	Total
Balance June 30, 2016	1	0			0		118,185			(321,711)	(203,526)
Additions to Contributed Capital							110,502				110,502
Shares issued to Parent , March 1 , 2017	3,000,000	300			100,815						101,115
Shares issued for cash April 10, 2017	8,000	1			19,999						20,000
Shares issued for services June 15 2017			7,500,000	750							750
Common Shares Subscribed but Unissued June 22, 2017						100,000					100,000
Net Loss										(260,085)	(260,085)
Balance June 30, 2017	3,008,001	301	7,500,000	750	120,814	100,000	228,687	0	0	(581,796)	(131,244)
Additions to Contributed Capital							185,191				185,191
Common Shares Issued for Cash July 10, 2017	100,000	10			99,990	(100,000)					0
Common Shares issued for Services July 10, 2017	500,000	50									50
Preferred Shares issued for Services July 10, 2017			100,000	10							10
Preferred Shares issued for Services August 21, 2017			1,400,000	140							140
Preferred Shares issued for Services September 15,2017								200	0		0
Common Shares issued for Cash October 30, 2017	900,000	90			899,910						900,000
Common Shares issued for Cash February 5, 2018	100,000	10			199,990						200,000
Common Shares issued for Cash February 27, 2018	150,000	15			299,985						300,000
Common Shares Subscribed but Unissued June 16, 2018						100,000					100,000
Net Loss										(2,181,505)	(2,181,505)
Balance June 30, 2018	4,758,001	475	9,000,000	900	1,620,689	100,000	413,878	200	0	(2,763,302)	(627,358)

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2018	Year Ended June 30, 2017 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(2,181,505)	(260,085)
Adjustments to reconcile net Income (loss) to net cash:
Stock Issued for Expenses	162	750
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	1,087,969
Increase (Decrease) in Accrued Expenses	(96,565)	5,749
(Increase) Decrease in Due from Related Party	(35,000)
(Increase) Decrease in Prepaid Expenses	(66,854)
Net Cash provided by (used) in Operating Activities	(1,291,792)	(253,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	1,500,000	120,000
Increase (Decrease) in Contributed Capital	185,189	110,502
Increase (Decrease) in Notes Payable	(119,089)	119,089
Net Cash provided by (used) in Financing Activities	1,566,100	349,591

Net Increase (Decrease) in Cash	274,308	96,005

Cash at Beginning of Period	96,005	—
Cash at End of Period	370,313	96,005

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued for Debt		101,115
Cash Paid for Interest	12,642

The Accompanying Notes are an Integral Part of These Financial Statements

ZANDER THERAPEUTICS, INC.

Notes to Financial Statements

As of June 30, 2018

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Zander Therapeutics , Inc. (“Company”) was organized June 18, 2015 under the laws of the State of Nevada. As of June 30, 2018 36% of the outstanding share capital of the Company is owned by Entest Group, Inc. Entest Group, Inc. is under common control with the Company.

The Company intends to engage primarily in the development of veterinary medical applications which we intend to license from other entities as well as develop internally.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30year-end.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are expensed in the year in which they are incurred. Expenditures that enhance the value of property and equipment are capitalized.

E. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

F. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

G.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the years ended June 30, 2018 and June 30, 2017.

I. RESEARCH AND DEVELOPMENT COSTS

Research and development expenses relate primarily to the cost of discovery and research programs. Research and development costs are charged to expense as incurred. Research and development expenses consist mainly of License Fees paid to Regen Biopharma, Inc, fees paid to Contract Research Organizations (“CRO”) conducting studies on the Company’s behalf, and fees paid to consultants conducting research studies.

License Fees paid to Regen Biopharma, Inc. are accrued over the course of the reporting period. The Companies make payments to CROs based on agreed-upon terms and the Company generally accrues expenses based on services performed or over the term of the agreement, as applicable.

J. STOCK BASED COMPENSATION

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable. Stock issued for compensation to non employees during the quarter ended September 30, 2017 were accounted for at the fair value of the equity instruments issued as there were no dollar amounts billed to the Company for services rendered by the non employees .

In determining the Fair Value of shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant.

Pursuant to ASC 505-50-30-11 an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.        The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.        The date at which the counterparty’s performance is complete.

The Company has assessed that the date of issuance of the stock grant constituted commitment for performance therefore stock grants to nonemployees issued during the period were measured as of the issue date.

The following Summarizes the Company’s issuance of stock for nonemployee services for the quarter ended September 30, 2017:

Series M Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2016
Unvested Shares	0
Vested Shares	6,000,000	600
Total July 1, 2017	6,000,000	600
Shares Issued Vested	1,500,000	150
Balance June 30, 2018	7,500,000	750

Common Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2016
Unvested Shares	0
Vested Shares	0
Total July 1, 2017	0
Shares Issued Vested	500,000	50
Balance June 30, 2018	500,000	50

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

500,000 of the Common Shares of the Company and 100,000 of the Series M Preferred Shares of the Company issued on July 10, 2017:

Fair Value of Intellectual Property as of July 10, 2017	$1,145
Notes Payable as of July 10, 2017	$119,089
Accrued Expenses as of July 10, 2017	$106,499
Enterprise Value as of July 10, 2017 (subtotal)	$226,733
Less Total Debt:	$(225,588)
Portion of Enterprise Value attributable to Shareholders	$1,145
Per Shares Portion of Enterprise Value attributable to Shareholders	$0.000102

1,400,000 of the Series M Preferred Shares of the Company issued August 21, 2017

Fair Value of Intellectual Property as of August 21, 2017	$1,145
Notes Payable as of August 21, 2017	$221,941
Accrued Expenses as of August 21, 2017	$5,349
Enterprise Value as of August 21, 2017(subtotal)	$228,435
Less Total Debt	$(227,290)
Portion of Enterprise Value attributable to Shareholders	$1,145
Per Share Portion of Enterprise Value attributable to Shareholders	$0.00009

Stock issued for Employee Compensation

Stock based compensation to employees is accounted for at the award’s fair value at grant, less the amount (if any) paid by the award recipient.

In determining the Fair Value of shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant.

Series AA Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2016
Unvested Shares	0
Vested Shares	0
Total July 1, 2017	0
Vested Shares Issued	200	3.6
Balance 6/30/2018	200	3.6

In determining Fair Value for shares issued to employees an asset based valuation method was utilized. The following inputs were utilized; specifically Enterprise Value (Assets Less Cash and Cash Equivalents plus Fair Value of Debt). The following inputs were utilized:

200 Shares of the Company’s Series AA Preferred Stock issued September 15, 2017

Fair Value of Intellectual Property as of September 15, 2017	$1,145
Notes Payable as of September 15, 2017	$216,941
Accrued Expenses as of September 15, 2017	$6,848
Enterprise Value	$224,934
Per Share Portion of Enterprise Value attributable to Shareholders	$0.018

K. CONCENTRATION OF CREDIT RISK

As of June 30, 2018 the Company held $370,313 in one depository institution. The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, per ownership category. Any and all amounts above the insured limit is at risk of loss.

NOTE 2 .  RECENT ACCOUNTING PRONOUNCEMENTS

June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard.

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $ 2,763,302 during the period from June 18, 2015 (inception) through June 30, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the year ended June 30, 2018 the Company raised $1,500,000 through the sale of equity securities for cash.

NOTE 4. INCOME TAXES

As of June 30, 2018

Deferred tax assets:
Net operating tax carry forwards	$580,293
Other	-0-
Gross deferred tax assets	580,293
Valuation allowance	(580,293)
Net deferred tax assets	$-0-

As of June 30, 2018 the Company has a Deferred Tax Asset of $580,293 completely attributable to net operating loss carry forwards of approximately $2,763,302   (which expire 20 years from the date the loss was incurred).

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

In addition, if as a result of a stock transfer or a reorganization, a corporation undergoes an “ownership change,” Code Section 382 limits the corporation’s right to use its NOLs each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change (the “Section 382 Limitation”).

A corporation is considered to undergo “an ownership change” if, as a result of changes in the stock ownership by “5-percent shareholders” or as a result of certain reorganizations, the percentage of the corporation’s stock owned by those 5-percent shareholders increases by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as certain groups of shareholders (based typically on whether they acquired their shares in a single offering or exchange transaction) who are not individually 5-percent shareholders.

As the Company will require cash infusions in order to implement its business plan, and as it is probable, although not guaranteed, that such funding needs may be met through the sale of equity securities to “5-percent shareholders”, the Company recognized a valuation allowance equal to the deferred Tax Asset and the Company recorded a valuation allowance reducing all deferred tax assets to 0.

Income tax is calculated at the 21% Federal Corporate Rate.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941provided to the Company by Entest Group, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Group Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company.

As of June 30, 2018 the Company has received capital contributions from Entest Group, Inc. totaling $413,878

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with The Company whereby Regen granted to The Company an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, The Company shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement

The abovementioned payments may be made, at The Company’s discretion, in cash or newly issued common stock of The Company or in common stock of Entest Group Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, The Company shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a

Pursuant to the Agreement, The Company will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by The Company from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

The Company is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If The Company has not sold any Licensed Product by ten years of the effective date of the Agreement or The Company has not sold any Licensed Product for any twelve (12) month period after The Company’s first commercial sale of a Licensed Product.

The Agreement may be terminated by The Company with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by The Company with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen is Harry Lander who also serves as President of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

On July 24, 2017 Entest Group, Inc. issued 102,852 of its Non Voting Convertible Preferred Stock to Regen in satisfaction of $102,852 of liabilities incurred pursuant to the Agreement.

During the quarter ended December 31, 2017 the Company paid $58,000 to Regen, such amounts to be applied toward minimum royalties which become due and payable pursuant to the Agreement.

During the quarter ended March 31, 2018 the Company paid $20,000 to Regen, such amounts to be applied toward minimum royalties which become due and payable pursuant to the Agreement.

On February 7, 2018 Regen and Zander agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018.

On March 1, 2017 the Company issued 3,000,000 common shares to Entest Group, Inc. Consideration rendered to the Company by Entest Group, Inc. consisted of payment by Entest Group, Inc. on behalf of the Company of a license initiation fee of $100,000 owed by the Company to Regen and incorporation costs of $1,115 borne by Entest Group, Inc. on behalf of the Company .

On June 15, 2017 the Company issued 5,000,000 Series M Preferred Shares to Entest Group, Inc. in consideration of services rendered.

On June 15, 2017 the Company issued 500,000 Series M Preferred Shares to David Koos in consideration of services rendered.

On June 15, 2017 the Company issued 500,000 Series M Preferred Shares to Todd Caven in consideration of services rendered.

During the year ended June 30, 2017 the Company made principal payments of $69,000 to Entest Group Inc on Notes Payable. During the quarter ended September 30, 2017 the Company made principal payments of $23,000 to Entest Group, Inc.During the quarter ended December 31, 2017 the Company made principal payments of $97,500 to Entest Group, Inc. During the quarter ended March 31, 2018 the Company made principal payments of $90,000 to Entest Group, Inc. During the quarter ended June 30, 2018 the Company made principal payments of $11,441 and interest payments of $12,642 to Entest Group, Inc.

During the quarter ended June 30, 2018 the Company transferred funds totaling $35,000 to Entest Group Inc. in anticipation of entering into an agreement to purchase 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. owned by Entest Group, Inc.

The Company has recognized $36,792 of rental expenses for the year ended June 30, 2018. This expense is equal to 100% of the rent paid by Entest Group, Inc. for space occupied by the Company. The Company estimates that the cost that would have been incurred if the Company had operated as an unaffiliated entity during the period would have been identical.

The Company has recognized $68,600 of General and Administrative expenses paid by a related party during the year ended June 30, 2018. This expense is equal to 60% of the salary expense incurred by Entest Group, Inc. for the salary of David R. Koos, the Company’s Chief Executive Officer. It is estimated by the Company that 60% of David Koos’ professional time during the year ended June 30, 2018 was spent on activities which benefitted the Company. The Company estimates that the cost that would have been incurred if the Company had operated as an unaffiliated entity during the period would have been in the range of $68,600 to $114,333.

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June, 2018:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 4,758,001 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 10,000,000 is designated as Series M Preferred Stock: 9,000,000 shares of Series M Preferred Stock are issued and outstanding as of June 30, 2018

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

(b) 1,000,000 is designated as Series AA Preferred Stock: 200 shares of Series AA Preferred Stock are issued and outstanding as of June 30, 2018,

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series AA Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series AA Preferred Stock owned by such holder times 10,000 (10,000).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series AA Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

NOTE 7. STOCK TRANSACTIONS

On October 30, Zander issued 900,000 of its common shares for consideration of $900,000

On February 5, 2018, Zander issued 100,000 of its common shares for consideration of $200,000.

On February 27, 2018, Zander issued 150,000 of its common shares for consideration of $300,000

On July 10, 2017 the Company issued 100,000 of its Series M Shares for Services.

The shares were issued to a member of the Company’s Scientific Advisory Board pursuant to an agreement entered into by and between the member and the Company on June 20, 2017 which was superseded by an agreement by and between the member and the Company entered into on August 16th 2017 (“August Member Agreement”).

It was agreed by the parties that the 100,000 Series M Shares issued to the member would be considered part of the compensation due pursuant to the August Member Agreement.

Pursuant to the August Member Agreement:

(a) the member shall advise Zander on various nominal matters regarding veterinary. ''Nominal" is defined as periodic conversations in which the member is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b) In the event the member is requested to provide research services, such services will be negotiated separately between the member and the Company.

The term of the August Member Agreement is from August 17, 2017 to August 18, 2018.

The abovementioned 100,000 shares of the Company’s Series M Preferred stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company shall recognize an expense of $10 in the relevant accounting period in connection with the abovementioned issuance of 100,000 shares of the Company’s Series M Preferred stock.

On July 10, 2017 the Company issued 100,000 common shares to the Chairman of the Company’s Business Advisory Board for consideration of $100,000.

On July 10, 2017 the Company issued 500,000 common shares to the Chairman of the Company’s Business Advisory Board as consideration for services.

The common shares were issued pursuant to the terms and conditions of that agreement (“Agreement”) by and between the Company and the Chairman whereby the Chairman shall serve as Chairman of Zander’s Business Advisory Board.

The term of the Agreement shall commence on June 23, 2017 and shall expire on June 23, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement:

(a)	The Chairman shall, for so long as he remains a member of the Business Advisory Board, meet with Zander upon written request, at dates and times mutually agreeable to the Chairman and Zander, to discuss any matter involving Zander or its Subsidiaries
(b)	Identify and introduce to Zander persons to serve as members of Zander's Business Advisory Board ("Advisory Candidates").
(c)	Identify and introduce to Zander potential purchasers of Zander's securities.

Pursuant to the Agreement:

(i)	The Chairman received 500,000 of the common shares of Zander.
(ii)	In the event that an Advisory Candidate identified and introduced by The Chairman to Zander serves as a member of the Business Advisory Board of Zander, The Chairman shall receive, ten business days subsequent to the completion of 12 months service by the Advisory Candidate as a member of the Business Advisory Board of Zander, a fee paid in the common shares of Zander, equal to 5% of any shares of Zander issued to the Advisory Candidate.

The abovementioned 500,000 shares of the Company’s common stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company shall recognize an expense of $50 in the relevant accounting period in connection with the abovementioned issuance of 500,000 shares of the Company’s common stock.

On August 21, 2017 the Company issued 1,400,000 of its Series M Shares for Services:

400,000 of the abovementioned Series M Preferred shares were issued pursuant to the August Member Agreement previously described.

The abovementioned 400,000 shares of the Company’s Series M Preferred stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company shall recognize an expense of $40 in the relevant accounting period in connection with the abovementioned issuance of 400,000 shares of the Company’s Series M Preferred stock.

500,000 of the abovementioned Series M Preferred Shares were issued to a member of the Company’s Scientific Advisory Board pursuant to an agreement entered into by and between the member and the Company on August 7, 2017 (“Agreement”).

Pursuant to the Agreement:

(a)	the member shall advise Zander on various nominal matters regarding veterinary. ''Nominal" is defined as periodic conversations in which the member is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event the member is requested to provide research services, such services will be negotiated separately between the member and the Company.

The term of the Agreement is from August 17, 2017 to August 16, 2018

The abovementioned 500,000 shares of the Company’s Series M Preferred stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company shall recognize an expense of $50 in the relevant accounting period in connection with the abovementioned issuance of 500,000 shares of the Company’s Series M Preferred stock.

An additional 500,000 of the abovementioned Series M Preferred Shares were issued to a member of the Company’s Scientific Advisory Board pursuant to an agreement entered into by and between the member and the Company on August 7, 2017 (“Agreement”).

Pursuant to the Agreement:

(a)	the member shall advise Zander on various nominal matters regarding veterinary. ''Nominal" is defined as periodic conversations in which the member is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.
(b)	In the event the member is requested to provide research services, such services will be negotiated separately between the member and the Company.

The term of the Agreement is from August 17, 2017 to August 16, 2018

The abovementioned 500,000 shares of the Company’s Series M Preferred stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company shall recognize an expense of $50 in the relevant accounting period in connection with the abovementioned issuance of 500,000 shares of the Company’s Series M Preferred stock.

On September 15, 2017 the Company issued 200 of the Series AA Preferred Shares of the Company to the Company’s Chief Executive Officer in consideration of services rendered. The Shares were issued at the direction of the Board of Directors as bonuses to recognize contributions made by the recipient. The abovementioned 200 shares of the Company’s Series AA Preferred stock were issued at Fair Value. None of the abovementioned Shares which were issued as compensation are redeemable by the Company. Fair Value of the abovementioned securities issued as compensation has been determined by the Company utilizing the Company’s estimation as to an amount at which an asset could be exchanged between knowledgeable and willing parties in an arms length transaction.

In determining the Fair Value of the abovementioned shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant , the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant. The Company will recognize a nominal expense in connection with the abovementioned issuance.

None of the securities issued by the Company which were issued as compensation are redeemable by the Company or the Holder.

NOTE 8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Zander’s annual financial statements for the period ended June 30, 2017 the Company determined that the following revisions are required:

The reclassification of 119,089 of Notes Payable as Notes Payable, Related Party

The reclassification of $107,343 of Accrued Expenses as Accrued Expenses , Related Party

The accrual of $110,000 of Licensing Fees due to a Related Party correcting an overstatement of total Research and Development Expenses recognized over the period from $224,600 to $124,600

The reclassification of $2,000 of Research and Development Costs as Consulting Costs

The reclassification of $12,600 of Research and Development Costs as Contract Research Fees

The reclassification of $650 of General and Administrative Costs as Stock Payments to Related Party

The recognition of $72,000 of Salary Expense incurred by Entest Group, Inc. benefitting Zander

The recognition of $38,502 of Rental Expense incurred by Entest Group, Inc. benefitting Zander

Reclassification of decreases in Due to Shareholder in the Statement of Cash Flows as a noncash investing and financing activity

ZANDER THERAPEUTICS, INC.
BALANCE SHEET

	As of June 30, 2017	Adjustments	As of June 30, 2017 (as restated)
ASSETS
CURRENT ASSETS
Cash	96,005		96,005

Total Current Assets	96,005		96,005

Total Assets	96,005		96,005
LIABILITIES
Current Liabilities:
Notes Payable	119,089	(119,089)	0
Notes Payable, Related Party	0	119,089	119,089
Accrued Expenses, Related Parties	0	107,343	107,343
Accrued Expenses	105,749	104,931	818
Total Liabilities	224,838		227,250

STOCKHOLDER'S EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 3,008,001 shares issued and outstanding as of June 30, 2017	301		301
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of June 30 2017
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of June 30, 20170 shares and 7,500,000 shares outstanding as of June 30, 2016 and June 30, 2017 Respectively	750		750
Common Stock subscribed for but unissued , 0 and 100,000 shares as of June 30, 2016 and 2017 respectively	100,000		100,000
Additional Paid In Capital	120,814		120,814
Contributed Capital, Related Party	905	227,782	228,687
Retained Deficit	(351,603)	(230,193)	(581,796)
Total Stockholder's Equity	(128,833)		(131,244)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	96,005		96,005

Zander Therapeutics, Inc
STATEMENT OF OPERATIONS

	Year Ended June 30, 2017	Adjustments	Year Ended June 30, 2017 (as restated)
TOTAL REVENUES	0		0
COSTS AND EXPENSES
Research and Development:
Research and Development	224,600	(224,600)	0
License Fees Due to Related Party		110,000	110,000
Consulting Costs		2,000	2,000
Contract Research Fees		12,600	12,600
Total Research and Development	224,600		124,600
General and Administrative:
General and Administrative, Paid By Related Party	0	72,000	72,000
Stock Payments to Related Party		650	650
General and Administrative	4,282	(650)	3,632
Total General and Administrative	4,282	72,000	76,282
Rent, Paid By Related Party	0	38,502	38,502
Consulting:
Consulting Costs	17,952		17,952
Total Consulting	17,952		17,952
Total Costs and Expenses	246,834	10,502	257,336

OPERATING LOSS	(246,834)	(10,502)	(257,336)
OTHER INCOME AND EXPENSES
Interest Income, Related Party		148	148
Interest Income	148	(148)	0
Interest Expense, Related Party	0	(2,079)	(2,079)
Interest Expense	(2,897)	(2,079)	(818)
Total Other Income ( Expenses)	(2,749)		(2,749)
NET INCOME (LOSS)	(249,583)	(10,502)	(260,085)
Income Taxes	0		0
NET INCOME (LOSS)	(249,583)	(10,502)	(260,085)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.251)		(0.026)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	996,297		996,297

Zander Therapeutics, Inc
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2017	Adjustments	Year Ended June 30, 2017 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(249,583)	(10,502)	(260,085)
Adjustments to reconcile net Income (loss) to net cash
Preferred Stock Issued for Expenses	750		750
Common Stock Issued for Expenses	101,115	(101,115)	0
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accrued Expenses	105,749	(100,000)	5,749
Net Cash provided by (used) in Operating Activities	(41,969)	(211,617)	(253,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase(Decrease) in Due to Shareholder	(101,115)	101,115	0
Increase (Decrease) in Contributed Capital	0	100,502	110,502
Increase (Decrease) in Notes Payable	119,089		119,089
Common Stock Issued for Cash	120,000		120,000
Net Cash provided by (used) in Financing Activities	137,974	211,617	349,591

Net Increase (Decrease) in Cash	96,005		96,005

Cash at Beginning of Period	0		0
Cash at End of Period	96,005		96,005

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued for Debt	101,115

Zander Therapeutics, Inc.

Statement of Shareholders Equity for the Fiscal Year ended June 30, 2017

	Contributed Capital
	As originally Presented	Adjustments	As Restated
Balance June 30, 2016	905	117,280	118,185
Additions to Contributed
capital Fiscal Year Ended
June 30, 2017	0	110,502	110,502
Balance June 30, 2017	905	227,782	228,687

	Retained Deficit
	As originally Presented	Adjustments	As Restated
Net Loss for Year Ended June 30, 2017	(249,583)	(10,502)	(260,085)
Balance June 30, 2017	(351,603)	(230,193)	(581,796)

NOTE 9. SUBSEQUENT EVENTS

On July 3, 2018 Zander Therapeutics, Inc. (“Zander”) purchased 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. (“Shares”) owned by Entest Group, Inc. from Entest Group, Inc. (“Owner”) for the price of $35,000 USD cash.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest. Zander is a 36% owned subsidiary of Entest as of June 30, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc. also serves as Chairman and Chief Executive Officer of Zander. Regen Biopharma, Inc. is under common control with Zander.

On July 3, 2018 Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest. Zander is a 36% owned subsidiary of Entest as of June 30, 2018.

On July 12, 2018 Zander sold 50,000 of its common shares for consideration of $100,000

On August 21, 2018 the Company sold 500,000 of its common shares for consideration of $500,000

On August 21, 2018 the Company sold 50,000 of its common shares for consideration of $100,000

On September 6, 2018 the Company issued 250,000 of its common shares to a member of the Company’s Business Advisory Board as consideration for services.

On September 6, 2018 the Company issued 100,000 of its common shares for consideration of $100,000

On September 6, 2018 the Company issued 50,000 of its common shares for consideration of $100,000

On September 6, 2018 the Company issued 275,000 of its common shares to the Chairman of the Company’s Business Advisory Board as consideration for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Registrant's most two most recent fiscal years there were no disagreements with AMC Auditing (“AMC”) , the Company’s independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AMC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934. Rule 13a-15(f) defines internal control over financial reporting as follows:

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2018 based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework. Based.” Based on its assessment, management believes that, as of June 30, 2018, the Company’s internal control over financial reporting is effective.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. This exemption for smaller reporting companies provided under the temporary rules referenced above has been made permanent under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) There have been no changes during the quarter ended June 30, 2018 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer from inception to the date of this document. David R. Koos has served as and Acting Chief Financial Officer of the Company since inception to February 2017. David R. Koos has served as president of the Company since inception to February 2017.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Account Officer	Entest BioMedical, Inc	June 19, 2009 to the present
Chairman and CEO	Regen Biopharma, Inc.	April 24, 2012 to Present
Acting CFO	Regen Biopharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen Biopharma, Inc.	May 29, 2013 to October 9, 2013
Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc	August 8, 2011 to the present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to Present

Todd S. Caven

Todd S. Caven has served as our Chief Financial Officer since February 2017. Todd S. Caven has served as a Director since June 18, 2018.

Mr. Caven earned a Bachelor’s degree in Accounting from the Tippie College of Business at the University of Iowa, and received an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University.

Five Year Employment History:

Company Name	Position	Employment Dates
Regen Biopharma, Inc.	Chief Financial Officer	February 11, 2015 to present
Rock Ridge Enterprises LLC	Founder and Managing Member, Sole Member of the Board of Governors	October of 2003 to present
Saguaro Capital Partner LLC	Founder and Managing Member, Sole Member of the Board of Governors	March of 2009 to present
Obstetric Solutions and Interventions	Co-Founder and Chief Financial Officer, member of the Board of Directors	July of 2009 to March of 2012.

Dr. Harry Lander.

Dr. Harry Lander has served as the Company’s President and Chief Scientific Officer since February 2017. Dr Lander has served as a Director of the Company since June 18, 2018. Dr. .Lander received an MBA in Finance from The New York University Stern School of Business in New York City in 2001 and a Ph.D. in Biochemistry from the Cornell University Graduate School of Medical Sciences in 1992. Dr. Lander has also earned a Bachelor of Science in Biochemistry and a Bachelor of Science in Chemistry from State University of New York at Stony Brook in 1987.

Five Year Employment History

Company Name	Position	Employment Dates
Regen Biopharma, Inc.	President	October 9, 2015 to present
Regen Biopharma, Inc.	Chief Scientific Officer	October 30, 2025 to Present
Sidra Medical and Research Center, Doha, Qatar	Research Chief	2013--2015
Weill Cornell Medical College, New York, NY	Assistant Provost	2012-2013
Weill Cornell Medical College, New York, NY	Assistant Provost,	2009-2012

With regards to all actions to be voted upon by the Board of Directors, the Chairman of the Board of Directors shall cast two votes and all Directors other than the Chairman of the Board of Directors shall cast one vote. In the event that votes are equally divided the Chairman of the Board of Directors shall cast three votes.

Code of Ethics

On September 9, 2017 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Director Independence

Audit Committee and Audit Committee Financial Expert

The members of the Company’s board of Directors may not be considered independent. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its members have  the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because the officers of the Company also serve as the Board of Directors of the Company, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board of Directors’ attention by virtue of the co-extensive capacities of the Board of Directors.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chief Executive Officer	2017	0	*	0	50	0	0	0	0	0	50
	2018	0	**	0	3.6	0	0	0	0	0	3.6
Todd S. Caven, Chief Financial Officer	2017	0		0	50	0	0	0	0	0	50
	2018	0		0	0	0	0	0	0	0	0
Harry Lander, President and Chief Scientific Officer	2017	0		0	50	0	0	0	0	0	50
	2018	0		$11,904	0	0	0	0	0	0	$11,904

* Does not include salary expense recognized of $72,000 for the fiscal year ended 2017. David Koos is paid $10,000 a month in salary by Entest Group, Inc.(“ENTB”) During the fiscal year ended 2017 60% of David Koos professional time at ENTB was spent working to the benefit of the Company. As such, 60% of Mr. Koos’ salary from ENTB was recognized by the Company as expense and is categorized as a capital contribution from ENTB to the Company.

** Does not include salary expense recognized of $68,600 for the period commencing July 1, 2017 and ended June 13, 2018. David Koos is paid $10,000 a month in salary by Entest Group, Inc.(“ENTB”) During the period commencing July 1, 2017 and ended June 13, 2018 60% of David Koos professional time at ENTB was spent working to the benefit of the Company. As such, 60% of Mr. Koos’ salary from ENTB for that period was recognized by the Company as expense and is categorized as a capital contribution from ENTB to the Company. Does not include $9,444 of salary earned but unpaid by the Company during the fiscal year ended June 30, 2018.

Employment Agreements

David R. Koos

On June 19, 2018 Zander Therapeutics, Inc. ( the “Company”) entered into an employment agreement (“Agreement”) with David R. Koos (“Koos”) , the Company’s Chairman and Chief Executive Officer.

Pursuant to the Agreement, Koos shall serve as Chief Executive Officer of the Company. The term of the Agreement shall commence on June 14, 2018 and shall expire on August 14, 2020 unless sooner terminated in accordance with the provisions of the Agreement. The period from the commencement of the term of this Agreement to the date of its expiration or sooner termination shall be considered to be the “Employment Period" hereunder. At the end of the Employment Period, the Agreement may be extended for an additional year by written mutual consent of Koos and the Company.

During the period commencing June 14, 2018 and ending upon the expiration of the Employment Period, Company shall pay Koos salary at the rate of $16,667 per month prorated for any partial employment month.

Pursuant to the Agreement, Koos shall receive 800 shares of the Company’s Series AA Preferred shares and 150,000 shares of the Company’s Series M Preferred shares in consideration of work previously performed.

In the event milestone share awards payable pursuant to their respective employment agreements to the Company's Chief Scientific Officer and / or Chief Financial Officer in shares of the Company’s Series M Preferred become due and payable, Koos shall receive awards equal to any awards attained by the Chief Scientific Officer and / or the Chief Financial Officer up to a total of 10,000,000 newly issued Series M Preferred shares of the Company stock. Such shares will be fully vested as they are awarded.

Todd S. Caven

On August 21st 2017 Todd S. Caven and the Company entered into a written employment agreement (“Caven Agreement”). Pursuant to the Caven Agreement, Caven shall be granted the title of Chief Financial Officer of the Company subject to the authority of the Company's Chief Executive Officer . The Term of the Caven Agreement shall commence on August 15, 2017 and shall expire on August 14, 2019 (“Employment Period”). The Employment Period may be extended by the mutual consent of the parties.

During the Employment Period, Company shall pay Caven salary at the rate of:

(i)	During that period commencing August 15, 2017 and ending on the sooner of (a) the expiration of the Employment Period or (b) the last day of any month during the Employment period in which the Company shall have sold equity or debt securities generating net cash proceeds to the Company of Two Million Dollars ($2,000,000) or more (“Capital Raise”) Caven shall receive from the Company 10,000 shares of the Company's Series M Preferred stock per month as compensation for Caven’s services pursuant to this Agreement.
(ii)	Caven shall receive a 5% expense allowance on all funds raised for the Company by Caven. This expense allowance shall be paid in cash and represents the inclusion of all expenses related to raising funds for the company by the Caven.
(iii)	During the period commencing the first day subsequent to the end of that month in which the successful completion by the Company of the Capital Raise shall have occurred and ending upon the expiration of the Employment Period, Company shall pay Caven salary at the rate of $16,667 per month prorated for any partial employment month ("Salary"). Salary shall be paid on a monthly basis (“Payday”). In the event that Payday falls on a Saturday, Sunday or holiday, Salary shall be paid on the next business day. Salary may be paid, at the Company’s sole discretion, either in:

(a) cash, or

(b) 10,000 shares of the Company’s Series M Preferred stock (“Stock Payment”)

(c) Registered shares of the Company's common stock (number of shares to be issued to the Caven = salary / previous day's closing price prior to submitting issuance documents to the transfer agent).

Harry Lander

On August 5th 2017 Harry Lander and the Company entered into a written employment agreement (“Lander Agreement”). Pursuant to the Lander Agreement, Lander shall be granted the title of President and Chief Scientific Officer of the Company subject to the authority of the Company's Chief Executive Officer . The Term of the Lander Agreement shall commence on August 15, 2017 and shall expire on August 14, 2019 (“Employment Period”). The Employment Period may be extended by the mutual consent of the parties.

During the Employment Period, Company shall pay Lander salary at the rate of:

(i)	During that period commencing August 15, 2017 and ending on the sooner of (a) the expiration of the Employment Period or (b) the last day of any month during the Employment period in which the Company shall have sold equity or debt securities generating net cash proceeds to the Company of Two Million Dollars ($2,000,000) or more (“Capital Raise”) Lander shall receive from the Company 10,000 shares of the Company's Series M Preferred stock per month as compensation for Lander’s services pursuant to this Agreement.
(ii)	During the period commencing the first day subsequent to the end of that month in which the successful completion by the Company of the Capital Raise shall have occurred and ending upon the expiration of the Employment Period, Company shall pay Lander salary at the rate of $16,667 per month prorated for any partial employment month ("Salary"). Salary shall be paid on a monthly basis (“Payday”). In the event that Payday falls on a Saturday, Sunday or holiday, Salary shall be paid on the next business day. Salary may be paid, at the Company’s sole discretion, either in:

(a) cash, or

(b) 10,000 shares of the Company’s Series M Preferred stock (“Stock Payment”)

(c) Registered shares of the Company's common stock (number of shares to be issued to the Lander = salary / previous day's closing price prior to submitting issuance documents to the transfer agent).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of September 14, 2018 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 6,033,001 common shares outstanding as of September 14, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Brian Devine	2275000	(a)	37%
	P.O. Box 1305
	Rancho Santa Fe, CA 92067
Common	David Koos
	c/o Zander Therapeutics Inc.	1371507	(b)	22.70%
	4700 Spring Street
	La Mesa CA 91941
Common	All Officers and Directors as a Group	1371507	(b)	22.70%

(a)	Includes 1,575,000 common shares held by The Devine Family Trust for which Brian Devine serves as Trustee. Includes 300,000 common shares held by The Brian Devine Jr. Irrevocable Trust for which Brian Devine serves as Trustee. Includes 300,000 common shares held by The Brook Devine Irrevocable Trust for which Brian Devine serves as Trustee. Includes 100,000 common shares held by The Devine Descendants. Irrevocable Trust for which Brian Devine serves as Trustee.
(b)	Includes 470,588 common shares held by Regen Biopharma, Inc. for which David Koos serves as Chief Executive Officer and Director. Includes 4,411 common shares held by Bio Matrix Scientific Group, Inc. which is controlled by David Koos

Based on 9,000,000 Series M Preferred Shares outstanding as of September 14, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series M Preferred	David Koos	5,500,000	(a)	61.10%
	c/o Zander Therapeutics Inc.
	4700 Spring Street
	La Mesa CA 91941
Series M Preferred	Thomas Donnelly	500000		5.56%
	44 Rue Bourgelat
	94700 Maisons-Alfort
	France
Series M Preferred	Robin B. Gasser	500000		5.56%
	48 Swan Street
	Werribee, Victoria
	Australia
Series M Preferred	Jonathan B. Baell	500000		5.56%
	Parkville Campus
	381 Royal Parade
	Parkville, VIC 3052
	Austraila
Series M Preferred	Thomas Ichim	500000		5.56%
	9255 Towne Centre Drive
	#450
	San Diego, CA 92121
Series M Preferred	Harry M. Lander	500000		5.56%
	6653 Aranda Avenue
	La Jolla, CA 92037
Series M Preferred	Todd S. Caven	500000		5.56%
	8578 Terraceview Lane North
	Maple Grove, MN 55311
Series M Preferred	Linda Black	500000		5.56%
	521 Garfield Avenue
	Winter Park, FL 32789
Series M Preferred	All Officers and Directors as a Group	6500000	(a)	72.20%

(a)	Includes 5,000,000 Series M Preferred Shares held by Entest Group, Inc. David Koos serves as the sole officer and director of Entest Group, Inc.

Based on 200 Series AA Preferred Shares outstanding as of September 14, 2018

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series AA Preferred	David Koos	200	100%
	c/o Zander Therapeutics Inc.
	4700 Spring Street
	La Mesa CA 91941
Series AA Preferred	All Officers and Directors as a Group	200	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941provided to the Company by Entest Group, Inc. on a month to month basis free of charge. The Chief Executive Officer of Entest Group Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company.

As of June 30, 2018 the Company has received capital contributions from Entest Group, Inc. totaling $413,878

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with The Company whereby Regen granted to The Company an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, The Company shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement

The abovementioned payments may be made, at The Company’s discretion, in cash or newly issued common stock of The Company or in common stock of Entest Group Inc. valued as of the lowest closing price on the principal exchange upon which said common stock trades publicly within the 14 trading days prior to issuance.

Pursuant to the Agreement, The Company shall pay to Regen royalties equal to four percent (4%) of the Net Sales , as such term is defined in the Agreement, of any Licensed Products, as such term is defined in the Agreement, in a

Pursuant to the Agreement, The Company will pay Regen ten percent (10%) of all consideration (in the case of in-kind consideration, at fair market value as monetary consideration) received by The Company from sublicensees ( excluding royalties from sublicensees based on Net Sales of any Licensed Products for which Regen receives payment pursuant to the terms and conditions of the Agreement).

The Company is obligated pay to Regen minimum annual royalties of ten thousand US dollars ($10,000) payable per year on each anniversary of the Effective Date of this Agreement, commencing on the second anniversary of June 23, 2015. This minimum annual royalty is only payable to the extent that royalty payments made during the preceding 12-month period do not exceed ten thousand US dollars ($10,000).

The Agreement may be terminated by Regen:

If The Company has not sold any Licensed Product by ten years of the effective date of the Agreement or The Company has not sold any Licensed Product for any twelve (12) month period after The Company’s first commercial sale of a Licensed Product.

The Agreement may be terminated by The Company with regard to any of the License IP if by five years from the date of execution of the Agreement a patent has not been granted by the United States patent and Trademark Office to Regen with regard to that License IP.

The Agreement may be terminated by The Company with regard to any of the License IP if a patent that has been granted by the United States patent and Trademark Office to Regen with regard to that License IP is terminated.

The Agreement may be terminated by either party in the event of a material breach by the other party.

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen is Harry Lander who also serves as President of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

On July 24, 2017 Entest Group, Inc. issued 102,852 of its Non Voting Convertible Preferred Stock to Regen in satisfaction of $102,852 of liabilities incurred pursuant to the Agreement.

During the quarter ended December 31, 2017 the Company paid $58,000 to Regen , such amounts to be applied toward minimum royalties which become due and payable pursuant to the Agreement.

During the quarter ended March 31, 2018 the Company paid $20,000 to Regen, such amounts to be applied toward minimum royalties which become due and payable pursuant to the Agreement.

On February 7, 2018 Regen and Zander agreed to a 10% reduction of Zander’s June 2018 Annual Anniversary Fee obligation if Zander pays such fee on or before February 10, 2018. $90,000 was paid by Zander in satisfaction of the June 2018 Annual Anniversary Fee during the quarter ended March 31, 2018

On March 1, 2017 the Company issued 3,000,000 common shares to Entest Group, Inc. Consideration rendered to the Company by Entest Group, Inc. consisted of payment by Entest Group, Inc. on behalf of the Company of a license initiation fee of $100,000 owed by the Company to Regen and incorporation costs of $1,115 borne by Entest Group, Inc. on behalf of the Company .

On June 15, 2017 the Company issued 5,000,000 Series M Preferred Shares to Entest Group, Inc. in consideration of services rendered.

On June 15, 2017 the Company issued 500,000 Series M Preferred Shares to David Koos in consideration of services rendered

On June 15, 2017 the Company issued 500,000 Series M Preferred Shares to Todd Caven in consideration of services rendered.

During the year ended June 30, 2017 the Company made principal payments of $69,000 to Entest Group Inc on Notes Payable.

During the quarter ended September 30, 2017 the Company made principal payments of $23,000 to Entest Group, Inc.During the quarter ended December 31, 2017 the Company made principal payments of $97,500 to Entest Group, Inc. During the quarter ended March 31, 2018 the Company made principal payments of $90,000 to Entest Group, Inc. During the quarter ended June 30, 2018 the Company made principal payments of $11,441 and interest payments of $12,642 to Entest Group, Inc.

During the quarter ended June 30, 2018 the Company transferred funds totaling $35,000 to Entest Group Inc. in anticipation of entering into an agreement to purchase 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc. owned by Entest Group, Inc.

The Company has recognized $36,792 of rental expenses for the year ended June 30, 2018. This expense is equal to 100% of the rent paid by Entest Group, Inc. for space occupied by the Company. The Company estimates that the cost that would have been incurred if the Company had operated as an unaffiliated entity during the period would have been identical.

The Company has recognized $68,600 of General and Administrative expenses paid by a related party during the year ended June 30, 2018. This expense is equal to 60% of the salary expense incurred by Entest Group, Inc. for the salary of David R. Koos, the Company’s Chief Executive Officer. It is estimated by the Company that 60% of David Koos’ professional time during the year ended June 30, 2018 was spent on activities which benefitted the Company. The Company estimates that the cost that would have been incurred if the Company had operated as an unaffiliated entity during the period would have been in the range of $68,600 to $114,333.

On July 3, 2018 Zander Therapeutics, Inc. (“Zander”) purchased 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. (“Shares”) owned by Entest Group, Inc. from Entest Group, Inc. (“Owner”) for the price of $35,000 USD cash.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest. Zander is a 36% owned subsidiary of Entest as of June 30, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Regen Biopharma, Inc. also serves as Chairman and Chief Executive Officer of Zander. Regen Biopharma, Inc. is under common control with Zander.

On July 3, 2018 Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest. Zander is a 36% owned subsidiary of Entest as of June 30, 2018.

Director Independence

Audit Committee and Audit Committee Financial Expert

The Company’s  directors may not be considered independent as they each serve as  officers. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its members are able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the Board of Directors believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because the officers of the Company also serve as the Board of Directors of the Company, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board of Directors’ attention by virtue of the co-extensive capacities of the Board of Directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing during the period beginning July 1, 2017 and ending June 30, 2018:

Audit Fees	$11,823

Item 15. Exhibit Index

Index No:	Description
3(i)	Articles of Incorporation *( filed as Exhibit 3(i) to the Company’s Form S-1 dated 9/30/2017)
3(i)(2)	Amendment to Articles of Incorporation*( filed as Exhibit 3(i)(2) to the Company’s Form S-1 dated 9/30/2017)
3(i)(3)	Certificate of Designations Series M Stock*( filed as Exhibit 3(i)3 to the Company’s Form S-1 dated 9/30/2017)
3(i)(4)	Certificate of Designations Series AA Stock *( filed as Exhibit 3(i)4 to the Company’s Form S-1 dated 9/30/2017)
3(i)(5)	ByLaws*( filed as Exhibit 3(i)5 to the Company’s Form S-1 dated 9/30/2017)
3(i)(6)	Amendment to Bylaws ( filed as Exhibit 3.1 to The Company’s Form 8-K dated June 20, 2018)
10.1	June 2015 Agreement with Regen Biopharma* ( Regen Agreement) ( filed as Exhibit 10.1 to the Company’s Form S-1 dated 9/30/2017)
10.2	First Amendment to Regen Agreement*( filed as Exhibit 10.2 to the Company’s Form S-1 dated 9/30/2017)
10.3	Second Amendment to Regen Agreement*( filed as Exhibit 10.3 to the Company’s Form S-1 dated 9/30/2017)
10.4	Line of Credit Promissory Note to Entest Biomedical, Inc. *( filed as Exhibit 10.4 to the Company’s Form S-1 dated 9/30/2017)
10.5	Securities Purchase Agreement- Entest Biomedical,Inc.* ( filed as Exhibit 10.5 to the Company’s Form S-1 dated 9/30/2017)
10.6	Securities Purchase Agreement Dated 4/10/2017 * ( filed as Exhibit 10.6 to the Company’s Form S-1 dated 9/30/2017)
10.7	Securities Purchase Agreement Dated 6/20/2017* ( filed as Exhibit 10.7 to the Company’s Form S-1 dated 9/30/2017)
10.8	Consulting Agreement with Brian Devine*( filed as Exhibit 10.8 to the Company’s Form S-1 dated 9/30/2017)
10.9	Consulting Agreement with Linda Black*( filed as Exhibit 10.9 to the Company’s Form S-1 dated 9/30/2017)
10.10	Consulting Agreement with Jonathan Baell*( filed as Exhibit 10.10 to the Company’s Form S-1 dated 9/30/2017)
10.11	Consulting Agreement with Thomas Donnelly*( filed as Exhibit 10.11 to the Company’s Form S-1 dated 9/30/2017)
10.12	Consulting Agreement with Robin Gasser*( filed as Exhibit 10.12 to the Company’s Form S-1 dated 9/30/2017)
14.1	Code of Ethics*( filed as Exhibit 14.1 to the Company’s Form S-1 dated 9/30/2017)
10.13	Employment Agreement Harry Lander
10.14	Employment Agreement Todd Caven
10.15	December 2017 amendment Regen Agreement* ( Filed as Exhibit 10.15 to the Company’s Form S-1/A dated 1/15/2018)
10.16	Stock Purchase Agreement 900,000 shares common*( Filed as Exhibit 10.16 to the Company’s Form S-1/A dated 1/15/2018)
10.17	2018 letter agreement between Regen and Zander*( Filed as Exhibit 10.17 to the Company’s Form S-1/A dated 3/16/2018)
10.18	Purchase Agreement 100,000 Shares dated 1/29/2018*( Filed as Exhibit 10.18 to the Company’s Form S-1/A dated 3/16/2018)
10.19	Purchase Agreement 50,000 Shares dated 2/22/2018*( Filed as Exhibit 10.19 to the Company’s Form S-1/A dated 3/16/2018)
10.20	Purchase Agreement 100,000 Shares dated 2/21/2018*( Filed as Exhibit 10.20 to the Company’s Form S-1/A dated 3/16/2018)
10.21	Purchase Agreement 50,000 Shares dated June 16, 2018
10.21	Purchase Agreement 500,000 Shares
10.22	Purchase Agreement 50,000 Shares
10.23	Consulting Agreement Joey Harrick
10.24	Employment Agreement David Koos
10.25	Purchase Agreement 100,000 Shares
10.26	Purchase Agreement 50,000 Shares
10.27	Advisory Agreement Dakoy Capital (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 13, 2018)
10.28	Placement Agent Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated June 13, 2018)
10.29	Sublet Agreement ( filed as Exhibit 10.2 to the Company’s Form 8-K dated July 5, 2018)
10.30	Stock Purchase Agreement –Regen Biopharma Preferred Shares (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 5, 2018)
10.21	Ampersand Agreement ( filed as Exhibit 10.3 to the Company’s Form 8-K dated July 5, 2018)
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	September 25, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Craven
Name:	Todd S. Craven
Title:	Chief Financial Officer, Director
Date:	September 25, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zander Therapeutics, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President ,Director
Date:	September 25, 2018

