Form 10-Q
period 2018-09-30
Zander Therapeutics, Inc
filed 2018-10-29
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-220790

ZANDER THERAPEUTICS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-4321638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California 91942
(Address of Principal Executive Offices)

(619)-702-1404
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2018 there were 6,033,001 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc
BALANCE SHEET

	As of September 30, 2018 (Unaudited)	As of June 30, 2018
ASSETS
CURRENT ASSETS
Cash	301,906	370,313
Prepaid Expenses, Related Parties	38,814	66,239
Prepaid Expenses	7,127	650
Due From Related Party		35,000
Total Current Assets	347,847	472,202
OTHER ASSETS
Convertible Note Receivable, Related Party	350,000
Investment Securities, Related Party	61,250
Derivative Asset, Related Party	1,416,666
TOTAL OTHER ASSETS	1,827,916
Total Assets	2,175,763	472,202

LIABILITIES
Current Liabilities:
Accounts Payable	1,342,558	1,087,969
Accrued Expenses	8,435	11,593
Total Current Liabilities	1,350,993	1,099,562
Total Liabilities	1,350,993	1,099,562

STOCKHOLDER'S EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 4,758,001 shares and 6,033,001 shares issued and outstanding as of June 30, 2018 and September 30, 2018 respectively	603	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of September 30, 2018 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of September 30, 2018 and June 30, 2018; 9,000,000 shares outstanding as of June 30, 2018 and September 30, 2018 Respectively	900	900
Common Stock subscribed for but unissued , 100,000 and 0 shares as of June 30, 2018 and September 30, 2018 respectively		100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000; 200 and 200 shares outstanding as of June 30, 2018 and September 30, 2018 , respectfully	0	0
Additional Paid In Capital	2,534,688	1,620,689
Contributed Capital, Related Party	413,878	413,878
Retained Deficit	(2,125,299)	(2,763,302)
Total Stockholder's Equity	824,770	(627,359)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	2,175,763	472,202

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017 (as Restated)
TOTAL REVENUES
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	27,425
Contract Research Fees	410,000
Consulting Costs	1,350	150
Total Research and Development	438,775	27,575
General and Administrative:
General and Administrative, Paid By Related Party		18,000
General and Administrative	180,836	31,56
Total General and Administrative	180,836	21,156
Rent, Paid By Related Party		8,988
Rent	12,000
Consulting:
Consulting Costs, Paid by Related Party		48,658
Consulting Costs	173,302	16,019
Total Consulting	173,302	64,677
Total Costs and Expenses	804,913	122,396

OPERATING LOSS	(804,913)	(122,396)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party		(4,832)
Unrealized Gain, Investment Securities Related Party	26,250
Gain On Derivative	1,416,666
Total Other Income (Expenses)	1,442,916	(4,832)
NET INCOME (LOSS)	638,003	(127,228)
Income Taxes
NET INCOME (LOSS)	638,003	(127,228)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	0.119	(0.036)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,359,375	3,548,660

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	638,003	(127,228)
Adjustments to reconcile net Income (loss) to net cash
Stock Issued for Expenses	7,622	154
(Increase) Unrealized Gain from Investment Securities	(26,250)
(Increase) Decrease in Derivative Income	(1,416,666)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	254,589
Increase (Decrease) in Accrued Expenses	(3,158)	(70,596)
(Increase) Decrease in Due from Related Party	35,000
(Increase) Decrease in Prepaid Expenses	27,453
Net Cash provided by (used) in Operating Activities	(483,407)	(197,669)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) Decrease in Convertible Notes Receivable	(350,000)
(Increase) Decrease in Investment Securities	(35,000)
Net Cash Used by Investing Activities	(385,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000
Increase (Decrease) in Contributed Capital		75,646
Increase (Decrease) in Notes Payable		79,852
Net Cash provided by (used) in Financing Activities	800,000	155,497

Net Increase (Decrease) in Cash	(68,407)	(42,172)

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	301,906	53,833

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued, previously subscribed and paid for	100,000	100,000

The Accompanying Notes are an Integral Part of These Financial Statements

ZANDER THERAPEUTICS, INC.

Notes to Financial Statements

As of September 30, 2018

The accompanying unaudited interim condensed financial statements of Zander Therapeutics, Inc. (“Zander” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended June 30, 2018. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Zander Therapeutics , Inc. (“Company”) was organized June 18, 2015 under the laws of the State of Nevada. As of September 30, 2018 33.25% of the outstanding share capital of the Company is owned by Entest Group, Inc. Entest Group, Inc. is under common control with the Company.

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

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended September 30, 2018.

I. RESEARCH AND DEVELOPMENT COSTS

Research and development expenses relate primarily to the cost of discovery and research programs. Research and development costs are charged to expense as incurred. Research and development expenses consist mainly of License Fees paid to Regen Biopharma, Inc, and fees paid to consultants.

License Fees paid to Regen Biopharma, Inc. are accrued over the course of the reporting period. The Companies make payments to consultants based on agreed-upon terms and the Company generally accrues expenses based on services performed or over the term of the agreement, as applicable.

J. STOCK BASED COMPENSATION

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable. Stock issued for compensation to non employees during the quarter ended September 30, 2018 were accounted for at the fair value of the equity instruments issued as there were no dollar amounts billed to the Company for services rendered by the non employees .

In determining the Fair Value of shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant, the Company’s lack of profitability, the frequency and amount of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant.

Pursuant to ASC 505-50-30-11505-50-30-11 an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

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

The following Summarizes the Company’s issuance of stock for nonemployee services for the quarter ended September 30, 2018:

Common Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2018	500,000	50
Unvested Shares	0
Vested Shares	500,000	50
Shares Issued Vested during Quarter Ended September 30, 2018	525,000	14,099
Balance September 30, 2018	1,025,000	14,149

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

250,000 of the Common Shares of the Company September 6, 2018:

Fair Value of Intellectual Property as of September 6, 2018	$5,447
Due from Related Party as of September 6, 2018	$300,000
Investment Securities as of September 6, 2018	$31,850
Prepaid Expenses as of September 6, 2018	$46,697
Accrued Expenses as of September 6, 2018	$11,593
Accounts Payable as of September 6, 2018	1,082,563
Enterprise Value as of September 6, 2018 (subtotal)	$1,478,150
Less Total Debt:	$(1,094,156)
Portion of Enterprise Value attributable to Shareholders:	$383,994
Per Shares Portion of Enterprise Value attributable to Shareholders	$0.0262

275,000 of the Common Shares of the Company September 13, 2018:

Fair Value of Intellectual Property as of September 13, 2018	$5,447
Due from Related Party as of September 13, 2018	$300,000
Investment Securities as of September 13, 2018	$63,000
Prepaid Expenses as of September 13, 2018	$46,697
Accrued Expenses as of September 13, 2018	$11,593
Accounts Payable as of September 13, 2018	1,083,402
Enterprise Value as of September 13, 2018 (subtotal)	$1,510,139
Less Total Debt:	$(1,094,995)
Portion of Enterprise Value attributable to Shareholders:	$415,143
Per Shares Portion of Enterprise Value attributable to Shareholders	$0.0276

K. DERIVATIVE ASSETS AND LIABILITIES.

The Company evaluates convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations.

The Company analyzes the conversion feature of its Convertible Note Receivable for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Assets on a convertible notes owned by the Company in which an embedded derivative is recognized as of September 30, 2018 utilized the following inputs:

Risk Free Interest Rate	2.81%
Expected Term	2 Yrs
Expected Volatility	260.3%
Expected Dividends	0

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,125,299 during the period from June 18, 2015 (inception) through September 30, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the quarter ended September 30, 2018 the Company raised $800,000 through the sale of equity securities for cash.

NOTE 4. INCOME TAXES

As of September 30, 2018

Deferred tax assets:
Net operating tax carry forwards	$446,312
Other	-0-
Gross deferred tax assets	$446,312
Valuation allowance	$(446,312)
Net deferred tax assets	$-0-

As of  September 30, 2018 the Company has a  Deferred Tax Asset of  $446,312  completely attributable to net operating loss carry forwards  of approximately $2,125,299   ( which expire 20 years from the date the loss was incurred) .

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

NOTE 5. RELATED PARTY TRANSACTIONS.

As of September 30, 2018 the Company has received capital contributions from Entest Group, Inc. (“Entest”) totaling $413,878. The Chief Executive Officer of Entest Group Inc. is David R. Koos who also serves as the Chief Executive Officer of the Company.

On July 3, 2018 Zander entered into a sublease agreement with Entest whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest on a month to month basis for $6,000 per month beginning July 5, 2018.

On July 3, 2018 Zander purchased 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest . from Entest for the price of $35,000 USD cash.

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

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

As of September 30, 2018 Zander has prepaid $38,814 of fees due to Regen pursuant to the Agreement.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen.

NOTE 6. INVESTMENT SECURITIES

On July 3, 2018 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc from Entest Group, Inc. for consideration consisting of $35,000 .

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of September 30, 2018.

As of September 30, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Gain	Net Unrealized Gain or (Loss) during the quarter ended September 30, 2018
$35,000	$61,250	$26,250	$26,250

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen is Harry Lander who also serves as President of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company

NOTE 7. CONVERTIBLE NOTE RECEIVABLE

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note.

Zander has the right, at any time after the September 30, 2018, at its election, to convert all or part of the outstanding and unpaid Principal Sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of Series A Preferred stock of Regen as per this conversion formula: Number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price. The Conversion Price is the greater of $0.0001 or 60% of the lowest trade price in the 25 trading days previous to the conversion. Zander, at any time prior to selling all of the shares from a conversion, may, for any reason, rescind any portion, in whole or in part, of that particular conversion attributable to the unsold shares and have the rescinded conversion amount returned to the Principal Sum with the rescinded conversion shares returned to Regen.

The Company analyzed the conversion feature of the Note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as an asset. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the Company’s convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change.

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative  asset of $1,416,666 was recognized by the Company as of September 30, 2018.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as September 30, 2018:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 6,033,001 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 10,000,000 is designated as Series M Preferred Stock: 9,000,000 shares of Series M Preferred Stock are issued and outstanding as of September 30, 2018

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

(b) 1,000,000 is designated as Series AA Preferred Stock: 200 shares of Series AA Preferred Stock are issued and outstanding as of September 30, 2018,

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

NOTE 9. STOCK TRANSACTIONS

On July 12, 2018 Zander sold 50,000 of its common shares for consideration of $100,000.

On August 21, 2018 the Company sold 500,000 of its common shares for consideration of $500,000.

On August 21, 2018 the Company sold 50,000 of its common shares for consideration of $100,000.

On September 6, 2018 the Company issued 250,000 of its common shares to a member of the Company’s Business Advisory Board as consideration for services.

On September 6, 2018 the Company issued 100,000 of its common shares for consideration of $100,000.

On September 6, 2018 the Company issued 50,000 of its common shares for consideration of $100,000.

On September 13, 2018 the Company issued 275,000 of its common shares to the Chairman of the Company’s Business Advisory Board as consideration for services.

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Zander’s quarterly financial statements for the period ended September 30, 2017 the Company determined that the following revisions are required:

Accrual of expenses relating to Licensing Fees Due to a Related Party resulting in the recognition of $27,425 of expense attributable to Licensing Fees Due to a related party during the quarter ended September 30, 2017.

STATEMENT OF OPERATIONS
(unaudited)
	Three Months ended September 30, 2017	Adjustments	Three Months ended September 30, 2017 (as restated)
TOTAL REVENUES			0
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	0	27,425	27,425
Consulting Costs	150		150

Total Research and Development	150	27,425	27,575
General and Administrative:
General and Administrative, Paid By Related Party	18,000		18,000
General and Administrative	3,156		3,156
Total General and Administrative	21,156		21,156
Rent, Paid By Related Party	8,988		8,988
Consulting:

Consulting Costs, Paid by Related Party	48,658		48,658
Consulting Costs	16,019		16,019
Total Consulting	64,677		64,677

Total Costs and Expenses	94,971	27,425	122,396

OPERATING LOSS	(94,971)	(27,425)	(122,396)
OTHER INCOME AND EXPENSES
Interest Income, Related Party
Interest Expense, Related Party	(4,832)		(4,832)
Interest Expense
Total Other Income ( Expenses)	(4,832)		(4,832)
NET INCOME (LOSS)	(99,803)	(27,425)	(127,228)
Income Taxes	0		0
NET INCOME (LOSS)	(99,803)	(27,425)	(127,228)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.028)	(0.008)	(0.036)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,548,660		3,548,660

STATEMENT OF CASH FLOWS
(unaudited)
	Three Months Ended September 30, 2017	Adjustments	Three Months Ended September 30, 2017 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(99,803)	(27,425)	(127,228)
Adjustments to reconcile net Income (loss) to net cash
Stock Issued for Expenses	154		154
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accrued Expenses	(98,020)	27,424	(70,596)
Net Cash provided by (used) in Operating Activities	(197,669)		(197,669)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Contributed Capital	75,646		75,646
Increase (Decrease) in Notes Payable	79,852		79,852
Net Cash provided by (used) in Financing Activities	155,497		155,497

Net Increase (Decrease) in Cash	(42,172)		(42,172)

Cash at Beginning of Period	96,005		96,005
Cash at End of Period	53,833		53,833

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10K for the year ended June 30, 2018. All references to” We”, “Us”, “Company” or the “Company” refer to Zander Therapeutics, Inc.

As of June 30, 2018 we had Cash of $370,313 and as of September 30, 2018 we had Cash of $301,906.

The decrease in Cash of approximately 18.47% is primarily attributable to the sale of $800,000 of common stock by the Company during the quarter ended September 30, 2018 offset by the cost of operating the Company’s business.

As of June 30, 2018 we had Prepaid Expenses to Related parties of $66,239 and as of September 30, 2018 we had prepaid expenses to Related Parties of $38,814.

The decrease in Prepaid Expenses to Related parties of 41.4% is attributable to:

(a)	The recognition of $24,931 of expenses during the quarter ended September 30, 2018 attributable to an annual anniversary fee of $100,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.
(b)	The recognition of $2,493 of expenses during the quarter ended September 30, 2018 attributable to minimum royalties of $10,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

As of June 30, 2018 we had Prepaid Expenses of $650 and as of September 30, 2018 we had Prepaid Expenses of $7,127.

The increase in Prepaid Expenses of 994.46% is primarily attributable to $6,481 of fees prepaid to a member of the Company’s Business Advisory Board during the quarter ended September 30, 2018.

As of June 30, 2018 we had $35,000 due from related parties and as of September 30,  2018 we had $0 due from related Parties.

$35,000 due from related parties as of June 30, 2018 consists of funds advanced to Entest Group, Inc. by the Company in contemplation of the purchase by the Company of 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. On July 3, 2018 Zander purchased the aforementioned 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. (“Entest”) for the price of $35,000 USD cash.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest. Zander is under common control with Entest. As of September 30, 2018 Entest owns 5,000,000 of the Series M Preferred shares of Zander.

As of June 30, 2018 we had Convertible Note Receivable of $0 and as of September 30, 2018 we had Convertible Note Receivable of $350,000.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander. Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months after the effective date of the Note ( September 30, 2018). Zander may extend any maturity date in three month increments at Zander’s sole discretion.

As of June 30, 2018 we had Investment Securities of 0 and as of September 30, 2018 we had Investment Securities of $61,250.

On July 3, 2018 Zander purchased the aforementioned 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. (“Entest”). The 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. purchased by Zander are carried at fair value as of the measurement date which is September 30, 2018.

As of June 30, 2018 we had Derivative Assets of 0 and as of September 30, 2018 we had a Derivative Asset of $1,416,666.

The increase in Derivative Assets is attributable to the recognition by the Company of an embedded conversion feature contained within a $350,000 Convertible Note issued to the Company by Regen Biopharma, Inc.

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of September 30, 2018 we had Accounts Payable of $1,342,558.

The increase in Accounts Payable of 23.4% is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the quarter.

As of June 30, 2018 we had Accrued Expenses of $11,593 and as of September 30, 2018 we had Accrued Expenses of $8,435.

The decrease in accrued expenses of 27.2% is primarily attributable to:

(a)	Payment of $9,444 of salary Accrued but unpaid due to the Company’s Chief Executive Officer during the quarter ended September 30, 2018.
(b)	Accrual of $6,286 of employment related tax liability during the quarter ended September 30, 2018.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the quarter ended September 30, 2018 and -0- for the same period ended 2017. Net Income was $638,003 for the quarter ended September 30, 2018 while Net Loss was $127,228 for the same period ended 2017.

The difference in results from the quarter ended September 30, 2018 as compared to the same quarter ended 2017 was primarily attributable to $1,416,666 unrealized gain on derivative assets recognized during the period ended 2018 and $26,250 of unrealized gain on equity securities held by the Company also recognized during the period.

Operating loss increased approximately 557% in the quarter ended September 30, 2018 as compared to the same period ended 2017.

The increase in Operating Losses were primarily attributable to a significant increase in Research and Development expenses incurred during the quarter ended September 30, 2018 when compared to the same quarter ended September 30, 2017. Other factors contributing to the greater loss were significant increases in General and Administrative and Consulting Expenses.

As of September 30, 2018 we had $301,906 Cash on Hand and Current Liabilities of $1,350,993, such Liabilities consisting of Accounts Payable and Accrued Expenses.

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

During the quarter ended September 30, 2018 Zander raised $800,000 by the sale of securities for cash.

As of October 17, 2018 we are not party to any binding agreements which would commit us to any material capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item. We have chosen to disclose, however, that we have not engaged in any transactions, issued or bought any financial instruments or entered into any contracts that are required to be disclosed in response to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Todd S. Caven who is the Company’s Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2018 and ending on September 30, 2018, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2018 Zander sold 50,000 of its common shares (“Shares”) for consideration of $100,000.

On August 21, 2018 the Company sold 500,000 of its common shares (“Shares”) for consideration of $500,000.

On August 21, 2018 the Company sold 50,000 of its common shares (“Shares”) for consideration of $100,000.

On September 6, 2018 the Company issued 250,000 of its common shares (“Shares”) to a member of the Company’s Business Advisory Board as consideration for services.

On September 6, 2018 the Company issued 100,000 of its common shares (“Shares”) for consideration of $100,000.

On September 6, 2018 the Company issued 50,000 of its common shares (“Shares”) for consideration of $100,000.

On September 13, 2018 the Company issued 275,000 of its common shares (“Shares”) to the Chairman of the Company’s Business Advisory Board as consideration for services.

The Abovementioned Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificates that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

All cash paid for Shares is utilized for general corporate purposes.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Purchase Convertible Note ( incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated 10/02/2018)
10.2	Common Share Purchase Agreement 100,000 shares (incorporated by reference to Exhibit 10.25 of the Company’s 10-K for the year ended June 30, 2018)
10.2	Agreement with Joey Herrick (incorporated by reference to Exhibit 10.23 of the Company’s 10-K for the year ended June 30, 2018)
10.3	Common Share Purchase Agreement 50,000 shares (incorporated by reference to Exhibit 10.21 of the Company’s 10-K for the year ended June 30, 2018)
10.4	Common Share Purchase Agreement 50,000 shares(incorporated by reference to Exhibit 10.26 of the Company’s 10-K for the year ended June 30, 2018)
10.5	Common Share Purchase Agreement 50,000 shares(incorporated by reference to Exhibit 10.22 of the Company’s 10-K for the year ended June 30, 2018)
10.6	Common Share Purchase Agreements 500,000 shares (incorporated by reference to Exhibit 10.21 of the Company’s 10-K for the year ended June 30, 2018)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	October 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	October 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	October 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	October 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Director
Date:	October 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 26, 2018.

Zander Therapeutics, Inc.

By:	/s/ Harry Lander
Name:	Harry Lander
Title:	President, Director
Date:	October 26, 2018

