Form 10-Q
period 2018-12-31
Zander Therapeutics, Inc
filed 2019-01-24
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2018 there were 6,033,001 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc
BALANCE SHEET

	As of December 31, 2018 (unaudited)	As of June 30, 2018
ASSETS
CURRENT ASSETS
Cash	71,345	370,313
Prepaid Expenses, Related Parties	11,390	66,239
Prepaid Expenses	6,387	650
Due From Related Party		35,000
Accrued Interest Receivable	4,363
Total Current Assets	93,485	472,202
OTHER ASSETS
Convertible Note Receivable, Related Party	350,000
Investment Securities, Related Party	14,700
Derivative Asset, Related Party	555,555
TOTAL OTHER ASSETS	920,255
Total Assets	1,013,740	472,202

LIABILITIES
Current Liabilities:
Accounts Payable	1,363,802	1,087,969
Accrued Expenses	36,051	11,593
Total Current Liabilities	1,399,853	1,099,562
Total Liabilities	1,399,853	1,099,562

STOCKHOLDER'S EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 4,758,001 shares and 6,033,001 shares issued and outstanding as of June 30, 2018 and December 31, 2018 respectively	603	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of December 31, 2018 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of December 31, 2018 and June 30,2018 9,000,000 shares outstanding as of June 30, 2018 and December 31, 2018 Respectively	900	900
Common Stock subscribed for but unissued , 100,000 and 0 shares as of June 30, 2018 and December 31, 2018 respectively		100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000; 200 and 200 shares outstanding as of June 30, 2018 and December 31, 2018 , respectfully	0	0
Additional Paid In Capital	2,534,688	1,620,689
Contributed Capital, Related Party	413,878	413,878
Retained Deficit	(3,336,182)	(2,763,302)
Total Stockholder's Equity	(386,113)	(627,359)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	1,013,740	472,202

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
TOTAL REVENUES
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	27,424	54,849	54,849
License Fees	568		568
Contract Research Fees			410,000
Consulting Costs	14,847		22,594	150
Total Research and Development	42,840	27,434	488,011	54,999
General and Administrative:
General and Administrative, Paid By Related Party		18,000		36,000
General and Administrative	179,349	2,979	360,185	6,135
Total General and Administrative	179,349	20,979	360,185	42,135
Rent, Paid By Related Party		9,108		18,096
Rent	24,000		36,000
Consulting:
Consulting Costs, Paid by Related Party		31,141		79,799
Consulting Costs	62,100	74,117	235,402	90,136
Total Consulting	62,100	105,258	235,402	169,935
Total Costs and Expenses	308,289	162,770	1,119,598	285,165

OPERATING LOSS	(308,289)	(162,770)	(1,119,598)	(285,165)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party		(3,867)		(8,699)
Refunds On Amounts Previously Paid	7,100		7,100
Interest Income , Related Party	4,363		4,363
Unrealized Gain (Loss), Investment Securities Related Party	(46,550)		(20,300)
Gain (Loss) On Derivative	(861,110)		555,556
Total Other Income ( Expenses)	(896,197)	(3,867)	546,719	(8,699)
NET INCOME (LOSS)	(1,204,486)	(166,637)	(572,879)	(293,864)
Income Taxes
NET INCOME (LOSS)	(1,204,486)	(166,637)	(572,879)	(293,864)
BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	(0.200)	(0.039)	(0.102)	(0.076)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,033,001	4,221,188	5,621,526	3,883,411

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(572,879)	(293,864)
Adjustments to reconcile net Income (loss) to net cash
Stock Issued for Expenses	7,622	158
(Increase) Unrealized Gain from Investment Securities	20,300
(Increase) Decrease in Derivative Income	(555,556)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	275,833
Increase (Decrease) in Accrued Expenses	24,457	(97,303)
(Increase) Decrease in Due from Related Party	35,000
(Increase) Decrease in Prepaid Expenses	55,618
(Increase) Decrease in Accrued Interest Receivable	(4,363)
Net Cash provided by (used) in Operating Activities	(713,968)	(391,009)
CASH FLOW FROM INVESTING ACTIVITIES
(Increase) Decrease in Convertible Notes Receivable	(350,000)
(Increase) Decrease in Investment Securities	(35,000)
Net Cash Used by Investing Activities	(385,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000	900,000
Increase (Decrease) in Contributed Capital		133,895
Increase (Decrease) in Notes Payable		(17,649)
Net Cash provided by (used) in Financing Activities	800,000	1,016,246

Net Increase (Decrease) in Cash	(298,968)	625,237

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	71,345	721,242

Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued, previously subscribed and paid for	100,000	100,000

The Accompanying Notes are an Integral Part of These Financial Statements

ZANDER THERAPEUTICS, INC.

Notes to Financial Statements

As of December 31, 2018

(unaudited)

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of  December 31, 2018 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

H. ADVERTISING

Costs associated with advertising are charged to expense as incurred. Advertising expenses were $0 for the quarter ended December 31, 2018.

I. RESEARCH AND DEVELOPMENT COSTS

Research and development expenses relate primarily to the cost of discovery and research programs. Research and development costs are charged to expense as incurred. Research and development expenses consist mainly of License Fees paid to Regen Biopharma, Inc. and others , and fees paid to consultants.

License Fees paid to Regen Biopharma, Inc. and others are accrued over the course of the reporting period. The Companies make payments to consultants based on agreed-upon terms and the Company generally accrues expenses based on services performed or over the term of the agreement, as applicable.

J. STOCK BASED COMPENSATION

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

Pursuant to ASC 505-50-30-11  an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

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

The Company analyzes the conversion feature of its Convertible Note Receivable for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging. ASC 815-15 requires that the conversion features are bifurcated and separately accounted for as an embedded derivative contained in the convertible debt. The embedded derivative is carried on the balance sheet at fair value. Any unrealized change in fair value, as determined at each measurement period, is recorded as a component of the income statement and the associated carrying amount on the balance sheet is adjusted by the change. The Company values the embedded derivative using the Black-Scholes pricing model

The Black Scoles pricing model used to determine the Derivative Assets on a convertible notes owned by the Company in which an embedded derivative is recognized as of December 31, 2018 utilized the following inputs:

Risk Free Interest Rate	2.48%
Expected Term	1.75 Yrs
Expected Volatility	284.6%
Expected Dividends	0

L. INVESTMENT SECURITIES

The Company measures equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) at fair value and recognizes any changes in fair value in net income.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The Company has adopted ASU 2016-01 effective the fiscal year ending 2019 ..

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,336,182 during the period from June 18, 2015 (inception) through December 31, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. INCOME TAXES

As of December 31, 2018

Deferred tax assets:
Net operating tax carry forwards	$700,598
Other	-0-
Gross deferred tax assets	$700,598
Valuation allowance	$(700,598)
Net deferred tax assets	$-0-

As of  December 31, 2018 the Company has a  Deferred Tax Asset of  $700,598  completely attributable to net operating loss carry forwards  of approximately $3,336,182 .

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

Income tax is calculated at the 21% Federal Corporate Rate. (which expire 20 years from the date the loss was incurred)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

NOTE 5. RELATED PARTY TRANSACTIONS.

On June 23, 2015 Regen Biopharma, Inc. ( “Regen”) entered into an agreement (“Agreement”) with The Company whereby Regen granted to The Company an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

Pursuant to the Agreement, The Company shall pay to Regen one-time, non-refundable, upfront payment of one hundred thousand US dollars ($100,000) as a license initiation fee which must be paid within 90 days of June 23, 2015 and an annual non-refundable payment of one hundred thousand US dollars ($100,000) on July 15th, 2016 and each subsequent anniversary of the effective date of the Agreement

The abovementioned payments may be made, at The Company’s discretion, in cash or newly issued common stock of The Company.

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

On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

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

As of December 31, 2018 Zander Therapeutics, Inc. has prepaid $11,390 of fees due to Regen pursuant to the Agreement.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.

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

On July 3, 2018 Zander Therapeutics , Inc.(“Zander”) entered into a sublease agreement with Entest Biomedical, Inc. (“Entest CA”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest CA on a month to month basis for $6,000 per month beginning July 5, 2018.

On November 16, 2018 Zander and Entest CA agreed to terminate Zander’s sublease with Entest CA effective the rental period commencing November, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also serves as Chairman and Chief Executive Officer of Entest CA.

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018.

BST is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

NOTE 6. INVESTMENT SECURITIES

On July 3, 2018 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc from Entest Group, Inc. for consideration consisting of $35,000 .

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of December 31, 2018.

As of December 31, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Total Unrealized Loss	Net Unrealized Gain or (Loss) during the quarter ended December 31, 2018
$35,000	$14,700	$(20,300)	$(46,550)

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen is Harry Lander who also serves as President of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

NOTE 7. CONVERTIBLE NOTE RECEIVABLE

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable.

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

The Company values the embedded derivative using the Black-Scholes pricing model and a derivative  asset of $555,555 was recognized by the Company as of December 31,  2018.

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

NOTE 8. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as December 31, 2018:

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 10,000,000 is designated as Series M Preferred Stock: 9,000,000 shares of Series M Preferred Stock are issued and outstanding as of  December 31, 2018

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

(b) 1,000,000 is designated as Series AA Preferred Stock: 200 shares of Series AA Preferred Stock are issued and outstanding as of  December 31, 2018,

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

NOTE 9. PRIOR PERIOD ADJUSTMENTS

The Company has adjusted Research and Development Expenses for the Period ended September 30, 2018 in the following manner:

Research and Development Expenses recognized for the period ended September 30, 2018 has been increased by $6,397

The aforementioned adjustments have resulted in an increase in Net Loss for the period ended September 30, 2018 as originally reported of $6,397.

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

As of June 30, 2018 we had Cash of $370,313 and as of December 31, 2018 we had Cash of $71,345.

The decrease in Cash of approximately 80.7% is primarily attributable to the cost of operating the Company’s business partially offset by the sale of $800,000 of common stock by the Company during the quarter ended September 30, 2018 .

As of June 30, 2018 we had Prepaid Expenses to Related parties of $66,239 and as of December 31 , 2018 we had prepaid expenses to Related Parties of $11,390.

The decrease in Prepaid Expenses to Related parties of 82% is attributable to:

(a)	The recognition of $24,931 of expenses during the quarter ended September 30, 2018 attributable to an annual anniversary fee of $100,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.
(b)	The recognition of $2,493 of expenses during the quarter ended September 30, 2018 attributable to minimum royalties of $10,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.
(c)	The recognition of $24,931 of expenses during the quarter ended December 31, 2018 attributable to an annual anniversary fee of $100,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.
(d)	The recognition of $2,493 of expenses during the quarter ended December 31, 2018 attributable to minimum royalties of $10,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander serves as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Lander and Caven also serve as Directors of Zander Therapeutics, Inc. KCL Therapeutics, Inc. is a wholly owned subsidiary of Regen BioPharma, Inc. and is also under common control with Zander.

As of June 30, 2018 we had Prepaid Expenses of $650 and as of December 31, 2018 we had Prepaid Expenses of $6,387.

The increase in Prepaid Expenses of 89.8%  is primarily attributable to $5745 prepaid of fees prepaid to a member of the Company’s Business Advisory Board during the six months ended December 31, 2018.

As of June 30, 2018 we had $35,000 due from related parties and as of December 31,  2018 we had $0 due from related Parties.

$35,000 due from related parties as of June 30, 2018 consists of funds advanced to Entest Group, Inc. by the Company in contemplation of the purchase by the Company of 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. On July 3, 2018 Zander purchased the aforementioned 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. (“Entest”) for the price of $35,000 USD cash. Entest Group, Inc. was a related party under common control until December 2018.

As of June 30, 2018 we had Investment Securities of 0 and as of December 31, 2018 we had Investment Securities of $14,700.

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

As of June 30, 2018 we had Convertible Note Receivable of $0 and as of December 31, 2018 we had Convertible Note Receivable of $350,000.

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

As of June 30, 2018 we had Accrued Interest Receivable of 0 and as of as of December 31, 2018 we had Accrued Interest Receivable of $4,363.

Accrued Interest Receivable of $4,363 earned during the quarter ended December 31, 2018 is attributable to interest earned on a convertible promissory note in the principal amount of $350,000 issued  to the Company by Regen Biopharma, Inc. on September 30, 2018.

As of June 30, 2018 we had Derivative Assets of 0 and as of December 31, 2018 we had a Derivative Asset of $555,555.

The increase in Derivative Assets is attributable to the recognition by the Company of an embedded conversion feature contained within a $350,000 Convertible Note issued to the Company by Regen Biopharma, Inc.

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of December 31, 2018 we had Accounts Payable of $1,363,802.

The increase in Accounts Payable of 25.3 % is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the six months ended December 31, 2018.

As of June 30, 2018 we had Accrued Expenses of $11,593 and as of December 31, 2018 we had Accrued Expenses of $36,051.

The increase in accrued expenses of 211% is primarily attributable to:

(a)	Accrual of $33,334 of salaries unpaid to Company officers during the quarter ended December 31,2018
(b)	Accrual of $568 of licensing fees payable to Monash University pursuant to an exclusive, royalty bearing, non-transferrable worldwide License granted to the Company to use certain intellectual property owned or controlled by Monash University “(Licensed Intellectual Property”) to research, develop, manufacture, market, use, import, offer for sale and sell drugs and/or therapies for animal health incorporating the Licensed Intellectual Property.

Offset by

Payment of $9,444 of salary Accrued but unpaid due to the Company’s Chief Executive Officer during the quarter ended September 30, 2018.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the quarter ended December 31, 2018 and -0- for the same period ended 2017. Net Loss was $1,204,486 for the quarter ended December 31, 2018 while Net Loss was $166,637 for the same period ended 2017.

The largest component contributing to the increase of 622.82% in Net Loss for the quarter ended December 31, 2018 as compared to the same quarter ended 2017 was an $861,110 unrealized loss on derivative assets recognized during the period ended 2018.

Operating loss increased approximately 89.4% in the quarter ended December 31, 2018 as compared to the same period ended 2017.

The increase in Operating Losses were primarily attributable to significant increases in Research and Development expenses, Rental expenses and General and Administrative incurred during the quarter ended December 31, 2018 when compared to the same quarter ended 2017. These losses were partially offset by decreases in Consulting Expenses incurred during the quarter ended December 31, 2018 when compared to the same period ended 2017.

Revenues from continuing operations were $0 for the six months ended December 31, 2018 and -0- for the same period ended 2017. Net Loss was $572,879 for the six months ended December 31, 2018 while Net Loss was $293,864 for the same period ended 2017.

The largest components contributing to the increase of 94.9% in Net Loss for the six months ended December 31, 2018 as compared to the same period ended 2017 were primarily attributable to a significant increase in Research and Development expenses, Rental expenses Consulting Expenses and General and Administrative expenses incurred during the six months ended 2018 when compared to the same period ended 2017. These losses were partially offset by thr recognition by the Company of a $555, 556 unrealized gain on derivative assets recognized during the period ended 2018.

Operating loss increased approximately 292.61% in the six months ended December 31, 2018 as compared to the same period ended 2017.

The increase in Operating Losses were primarily attributable to significant increases in Research and Development expenses, Consulting Expenses, Rental expenses and General and Administrative incurred during the six months ended December 31, 2018 when compared to the same quarter ended 2017.

As of December 31, 2018 we had $71,345 Cash on Hand and Current Liabilities of $1,399,853, such Liabilities consisting of Accounts Payable and Accrued Expenses.

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

As of January 17, 2019 we are not party to any binding agreements which would commit us to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2018 and ending on December 31, 2018, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities of the Company made by the Company during the quarter ended December 31, 2018.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	License Agreement Monash University
10.2	Sublease BST Partners*

*	Incorporated by Reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17, 2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	January 22,2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17,2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	January 22,2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	January 22,2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	January 22,2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 17,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Director
Date:	January 22,2019

