Form 10-Q
period 2019-03-31
Zander Therapeutics, Inc
filed 2019-05-31
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2019 there were 6,793,001 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc
CONDENSED BALANCE SHEETS

	As of	As of
	March 31 2019	June 30, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$270,231	$370,313
Prepaid Expenses, Related Parties	—	66,239
Prepaid Expenses	92,571	650
Due From Related Party		35,000
Due from Former Employee	4,839	—
Note Receivable Related Party	8,500	—
Accrued Interest Receivable	8,811	—
Total Current Assets	384,952	472,202
OTHER ASSETS
Convertible Note Receivabe, Related Party	350,000	—
Investment Securities, Related Party	12,250	—
TOTAL OTHER ASSETS	362,250	—
Total Assets	$747,202	$472,202

LIABILITIES
Current Liabilities:
Accounts Payable	$1,270,556	$1,087,969
Notes Payable	500,000	—
Accrued Expenses, Related Parties	16,035	—
Accrued Expenses	58,337	11,593
Total Current Liabilities	1,844,928	1,099,562
Total Liabilities	$1,844,928	$1,099,562

STOCKHOLDERS' DEFICIT
Common Stock, Authorized 100,000,000, $0.0001 Par Value 6,533,001 shares and 4,758,001 shares issued and outstanding as of March 31, 2019 and June 30, 2018 respectively	653	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of March 31, 2019 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of March 31, 2019 and June 30, 2018; 39,000,000 shares outstanding as of March 31, 2019 and 9,000,000 shares outstanding at June 30, 2019	3,900	900
Common Stock subscribed for but unissued , 0 and 100,000 shares as of March 31, 2019 and June 30, 2018 respectively	—	100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000 200 and 200 shares outstanding as of March 31, 2019 and June 30, 2018 , respectively	—	—
Additional Paid In Capital	2,801,544	1,620,689
Contributed Capital, Related Party	413,878	413,878
Accumulated Deficit	(4,317,701)	(2,763,302)
Total Stockholders' Deficit	(1,097,726)	(627,359)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$747,202	$472,202.25

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
TOTAL REVENUES	$—	$—	$—	$—
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	21,821	82,274	76,670
License Fees	5,619	—	6,187	—
Contract Research Fees	—	290,000	416,636	290,000
Consulting Costs	5,354	—	27,948	150
Total Research and Development	38,398	311,821	533,045	366,820
General and Administrative:
General and Administrative, Paid By Related Party	—	18,000	—	54,000
General and Administrative	307,364	1,992	667,549	8,127
Total General and Administrative	307,364	19,992	667,549	62,127
Rent, Paid By Related Party	—	9,348	—	27,444
Rent	18,000		54,000
Consulting:
Consulting Costs, Paid by Related Party	—	—	—	79,799
Consulting Costs	56,237	54,995	284,539	145,131
Total Consulting	56,237	54,995	284,539	224,930
Total Costs and Expenses	419,999	396,156	1,539,133	681,321

OPERATING LOSS	(419,999)	(396,156)	(1,539,133)	(681,321)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party	—	(1,136)	—	(9,835)
Interest Expense	(1,328)	—	(1,328)	—
Interest Income , Related Party	4,448	—	8,811	—
Change in Fair Value of Investment Securities, Related Party	(2,450)	—	(22,750)	—
Total Other Income ( Expenses)	671	(1,136)	(15,266)	(9,835)
NET LOSS Before taxes	(419,328)	(397,292)	(1,554,399)	(691,156)
Income Taxes	—	—	—	—
NET LOSS	$(419,328)	$(397,292)	$(1,554,399)	$(691,156)
BASIC AND FULLY DILUTED
LOSS PER SHARE	$(0.067)	$(0.109)	$(0.267)	$(0.167)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,257,720	3,640,792	5,830,437	4,138,038

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

ZANDER THERAPEUTICS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Nine Months ended March 31, 2018
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2017	3,008,001	$301	7,500,000	$750	$120,814	$100,000	$228,687	—	—	$(581,796)	$(131,244)
Common Shares Issued for Cash July 10, 2017	100,000	10	—	—	99,990	(100,000)	—	—	—	—	—
Common Shares issued for Services July 10, 2017	500,000	50	—	—	—	—	—	—	—	—	50
Preferred Shares issued for Services July 10, 2017	—	—	100,000	10	—	—	—	—	—	—	10
Preferred Shares issued for Services August 21, 2017	—	—	1,400,000	140	—	—	—	—	—	—	140
Preferred Shares issued for Services September 15,2017	—	—	—	—	—	—	—	200	—	—	—
Net Loss Quarter Ended September 30, 2017	—	—	—	—	—	—	—	—	—	(127,228)	(127,228)
Additions to Contributed Capital Quarter Ended September 30, 2017	—	—	—	—	—	—	75,646	—	—		75,646
Balance September 30, 2017	3,608,001	361	9,000,000	900	220,804	—	304,333	200	—	(709,024)	(182,627)
Common Shares issued for Cash October 30, 2017	900000	90	—	—	899910	—	—	—	—		900,000
Net Loss Quarter Ended December 31, 2017	—	—	—	—	—	—	—	—	—	(166,637)	(166,637)
Additions to Contributed Capital Quarter Ended December 31, 2017	—	—	—	—	—	—	58,249	—	—		58,249
Balance December 31, 2017	4,508,001	451	9,000,000	900	1,120,714	—	362,582	200	—	(875,660)	608,988
Common Shares issued for Cash February 5, 2018	100,000	10	—	—	199,990	—	—	—	—	—	200,000
Common Shares issued for Cash February 27, 2018	150,000	15	—	—	299,985	—	—	—	—	—	300,000
Net Loss for the Quarter Ended March 31, 2018	—	—	—	—	—	—	—	—	—	(397,292)	(397,292)
Additions to Contributed Capital Quarter Ended March 31, 2018	—	—	—	—	—	—	27,348	—	—	—	27,348
Balance March 31, 2018	4,758,001	$476	9,000,000	$900	1,620,689	$—	$389,930	200	$—	$(1,272,953)	$739,042

The Accompanying Notes are an Integral Part of these Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Nine Months ended March 31, 2019
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2018	4,758,001	$475	9,000,000	$900	1,620,689	$100,000	$413,878	200	$—	$(2,763,302)	$(627,358)
Shares issued for Cash July 12, 2018	50,000	5	—	—	99,995	—	—	—	—	—	100,000
Shares Issued for Cash August, 21 2019	550,000	55	—	—	599,945	(100,000)	—	—	—	—	500,000
Shares Issued for Cash September 6, 2018	150,000	15	—	—	199,985	—	—	—	—	—	200,000
Shares issued for Services September 6, 2018	250,000	26	—	—	6,479	—	—	—	—	—	6,505
Shares issued for Services September 13, 2018	275,000	28	—	—	7,567	—	—	—	—	—	7,594
Net Income( Loss) Quarter Ended September 30, 2018	—	—	—	—	—	—	—	—	—	(784,596)	(784,596)
Balance September 30, 2018	6,033,001	603	9,000,000	900	2,534,688	—	413,878	200	—	(3,547,898)	(597,829)
Net Income( Loss) Quarter Ended December 31, 2018		—	—	—	—	—			—	(350,476)	(350,476)
Balance December 31, 2018	6,033,001	603	9,000,000	900	2,534,688	—	413,878	200	—	(3,898,374)	(948,305)
Shares issued for Services January 29, 2019	—	—	30,000,000	3,000	261,627	—	—	—	—	—	264,627
Shares issued for Interest February 18, 2019	500,000	50	—	—	5,228	—	—	—	—	—	5,278
Net Income( Loss) Quarter Ended March 31, 2019	—	—	—	—	—	—	—	—	—	(419,328)	(419,328)
Balance March 31, 2019	6,533,001	$653	39,000,000	$3,900	2,801,543	$—	413,878	200	$—	(4,317,701)	(1,097,726)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Zander Therapeutics, Inc
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,554,399)	$(691,156)
Adjustments to reconcile Net Loss to net cash
Stock Issued for Expenses	190,158	162
Increase in Contributed Capital	—	161,241
Change in Fair Value of Investment Securities	22,750	—

Changes in Operating Assets and Liabilities
Increase in Accounts Payable	182,587	—
Increase (Decrease) in Accrued Expenses	62,782	(94,776)
Decrease in Due from Related Party	35,000	—
(Increase) Decrease in Prepaid Expenses	68,197	(89,568)
(Increase) in Due from Former Employee	(4,839)	—
(Increase) in Accrued Interest Receivable	(8,811)	—
Net Cash Used in Operating Activities	(1,006,582)	(714,097)

CASH FLOW FROM INVESTING ACTIVITIES
Issuance of Convertible Note Receivable	(350,000)	—
Cash Paid for Investment Securities	(35,000)	—
Issuance of Notes Receivable	(8,500)	—
Net Cash Used by Investing Activities	(393,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000	1,400,000
Cash Proceeds from Notes Payable	500,000	(107,649)
Net Cash provided by Financing Activities	1,300,000	1,292,351

Net Increase (Decrease) in Cash	(100,082)	578,254

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	$270,231	$674,259

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—
Supplemental Disclosure of Noncash Investing and Financing Activity
Common Shares issued, previously subscribed and paid for	$100,000	$100,000

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Notes to Condensed Financial Statements

As of March 31, 2019

(unaudited)

The accompanying unaudited interim condensed financial statements of Zander Therapeutics, Inc. (“Zander” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended June 30, 2018. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Zander Therapeutics , Inc. (“Company”) was organized June 18, 2015 under the laws of the State of Nevada.

The Company intends to engage primarily in the development of veterinary medical applications which we intend to license from other entities as well as develop internally.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30 year-end.

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

E. INCOME TAXES

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of  March 31, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

F.  BASIC EARNINGS (LOSS) PER SHARE

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of March 31, 2019.

G. RESEARCH AND DEVELOPMENT COSTS

Research and development expenses relate primarily to the cost of discovery and research programs. Research and development costs are charged to expense as incurred. Research and development expenses consist mainly of License Fees paid and fees paid to consultants.

License Fees paid are accrued over the course of the reporting period. The Companies make payments to consultants based on agreed-upon terms and the Company generally accrues expenses based on services performed or over the term of the agreement, as applicable.

H. STOCK BASED COMPENSATION

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

The following Summarizes the Company’s issuance of stock for nonemployee services for the quarter ended March 31, 2019:

Series M Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance January 1, 2019
Unvested Shares	0
Vested Shares	7,500,000	750
Total January 1, 2019	7,500,000	750
Shares Issued Vested	10,000,000	88,209
Balance March 31, 2019	17,500,000	50,727

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

10,000,000 of the Series M Preferred Shares of the Company issued on January 29, 2019:

Fair Value of Intellectual Property as of January 29, 2019	5,447
Investment Securities as of January 29, 2019	14,000
Note Receivable	8,500
Interest Receivable	5,744
Convertible Note Receivable	350,000
Prepaid Expenses , Related Party	2,552
Prepaid Unrelated	6,153
Due from Former Employee	4,838
Accounts Payable	1,370,556
Accrued Expenses	68,050
Enterprise Value as of January 29,2019	1,835,840
Less Total Debt	(1,438,606)
Portion of Enterprise Value attributable to shareholders	397,234
Fair Value per share	0.0088209

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

	Number of Shares	Weighted Average Fair Value
Balance January 1, 2019
Unvested Shares	0
Vested Shares	1,500,000	150
Total January 1, 2019	1,500,000	150
Shares Issued Vested	20,000,000	176,418
Balance March 31, 2019	21,500,000	164,120

The following Summarizes the Company’s issuance of stock for employee compensation for the quarter ended March 31, 2019:

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

20,000,000 of the Series M Preferred Shares of the Company issued on January 29, 2019:

Fair Value of Intellectual Property as of January 29, 2019	5,447
Investment Securities as of January 29, 2019	14,000
Note Receivable	8,500
Interest Receivable	5,744
Convertible Note Receivable	350,000
Prepaid Expenses , Related Party	2,552
Prepaid Unrelated	6,153
Due from Former Employee	4,838
Accounts Payable	1,370,556
Accrued Expenses	68,050
Enterprise Value as of January 29,2019	1,835,840
Less Total Debt	(1,438,606)
Portion of Enterprise Value attributable to shareholders	397,234
Fair Value per share	0.0088209

K. INVESTMENT SECURITIES

The Company measures equity investments (except those accounted for under the equity method and those that result in consolidation of the investee) at fair value and recognizes any changes in fair value in net income.

NOTE 2 .  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The Company has adopted ASU 2016-01 effective the fiscal year ending 2019. This guidance is not expected to have a material impact on the Company’s financial statements.

The Company has adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The Company has adopted the provisions of this ASU effective the fiscal year ended 2018.This guidance did not have a material impact on the Company’s Financial Statements.

On February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as "lessees," to recognize on the consolidated statement of financial position the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has not adopted the provisions of this ASU. This guidance is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We adopted the provisions of this ASU in the first quarter of 2019. This guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,317,701 during the period from June 18, 2015 (inception) through March 31, 2019. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Zander , the Assignee and Regen are under common control. David Koos serves as Chairman & CEO of all of  Regen BioPharma, Inc., the Assignee  and Zander Therapeutics Inc. Todd S. Caven serves as CFO of all of  Regen BioPharma, Inc. , the Assignee and Zander Therapeutics Inc. Koos and Caven also serve as Directors of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. ( See Note 6)

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018.

BST is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

NOTE 5. INVESTMENT SECURITIES

On July 3, 2018 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc from Entest Group, Inc. for consideration consisting of $35,000 .

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of March 31, 2019.

As of March 31, 2019:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Change in Fair Value	Change in Fair Value during the quarter ended March 31, 2019
$35,000	$12,250	$(22,750)	$(2,450)

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The Chief Financial Officer of Regen is Todd Caven who also serves as Chief Financial Officer of the Company.

NOTE 6. CONVERTIBLE NOTE RECEIVABLE, RELATED PARTY

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

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

NOTE 7: NOTES RECEIVABLE, RELATED PARTY

As of March 31, 2019 Regen Biopharma Inc. is indebted to Zander in the amount of $8,500.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

NOTE 8: NOTES PAYABLE

On February 15, 2019 the Company entered into a promissory note agreement with Brian Devine, the Chairman of the Company’s Business Advisory Board, for the issuance of a Promissory Note  in the principal amount of $500,000. As of March 31, 2019 the Company is indebted to  Brian Devine in the amount of $500,000.

The principal amount of this Note is due and payable on July 28, 2019.

The Principal Loan Amount may be prepaid by Zander Therapeutics, Inc. (the” Borrower”) , in whole or in part, at the Borrower’s discretion with the following exceptions:

In the event the Borrower shall receive cash as consideration for the sale by the Borrower of the equity securities of the Borrower while any portion of the Principal Loan Amount is outstanding ("Equity Sale") then Borrower shall remit twenty percent of the net proceeds of the first $1,000,000 of the Equity Sale to the Lender as a prepayment of the Principal Loan Amount ("Equity Sale Prepayment''), and thirty percent of the net proceeds of any Equity Sale in excess of $1,000,000 to the Lender as a prepayment of the Principal Loan Amount (" Equity Sale Prepayment"), The Equity Sale Prepayment shall be made no later than 10 days after the net proceeds of the Equity Sale are received by the Borrower and shall not exceed the Principal Loan Amount outstanding as of the date the Equity Sale Prepayment is made by the Borrower to the Lender.

In the event the Borrower shall have borrowed cash through the issuance of one or more promissory notes issued to any entity other than the Lender while any portion of the Principal Loan Amount is outstanding ("Loan Funding") then Borrower shall remit twenty percent of the first $1,000,000 of net proceeds of the Loan Funding to the Lender as a prepayment of the Principal Loan Amount ( "Loan Funding Prepayment"), and thirty percent of the net proceeds of any Loan Funding in excess of $1,000,000 to the Lender as a prepayment of the Principal Loan Amount ("Loan Funding Prepayment). The Loan Funding Prepayment shall be made no later than 10 days after the net proceeds of the Loan Funding are received by the Borrower and shall not exceed the Principal Loan Amount outstanding as of the date the Loan Funding Prepayment is made by the Borrower to the Lender.

The Principal Loan Amount shall bear a one time interest charge of five hundred thousand of the common shares of the Borrower ( “Interest Shares”) which were issued to the Lender during the quarter ended March 31, 2019. The fair value of the Interest shares is being amortized over the life of the Note.

In determining Fair Value for the Interest Shares an enterprise based valuation method was utilized, specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The Interest Shares were determined to have a Fair Value of $5,278. The following inputs were utilized.

Fair Value of Intellectual Property as of February 19, 2019	5,447
Investment Securities as of February 19, 2019	15,050
Note Receivable	8,500
Interest Receivable	6,800
Due from Former Employee	4,838
Convertible Note Receivable	350,000
Prepaid Expenses	90,024
Accounts Payable	1,270,556
Accrued Expenses, Related Party	3,541
Notes Payable	250,000
Enterprise Value as of February 19,2019	2,004,756
Less : Total Debt	(1,524,097)
Portion of Enterprise Value attributable to shareholders	480,659
Fair Value per share	0.01055623

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as March 31, 2019:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 6,533,001 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 10,000,000 is designated as Series M Preferred Stock: 39,000,000 shares of Series M Preferred Stock are issued and outstanding as of  March 31, 2019

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Series M Preferred Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation. On April 4, 2019, Zander amended the Certificate of Designation of the Company’s Series M Preferred Stock increasing the authorized shares to 45,000,000.

(b) 1,000,000 is designated as Series AA Preferred Stock: 200 shares of Series AA Preferred Stock are issued and outstanding as of  March 31, 2019.

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

NOTE 10. STOCK TRANSACTIONS

Common Stock

On February 19, 2019 the Company issued 500,000 of its common shares as a one time interest charge on a $500,000 Promissory Note ( See Note 8)

Series M Preferred Stock

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares with a fair value of $88,209 to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services. ( See Note 1)

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares with a fair value of $88,209 to Todd Caven, the Company’s Chief Financial Officer, as compensation for services. ( See Note 1)

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares with a fair value of $88,209 to Dr. Harry Lander as compensation for nonemployee services pursuant to an agreement by and between Dr. Lander and the Company entered into on January 23, 2019 whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant. Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies. ( See Note 1)

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by the Company of 10,000,000 shares of the Company’s Series M preferred stock. The compensation shall be recognized over the term of the agreement with the unamortized portion of the compensation to be recognized in Prepaid Expenses.

NOTE 11. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Zander’s quarterly financial statements for the periods ended September 30, 2018 and December 31, 2018 the Company determined that it had improperly accounted for the Related Party Note Receivable  entered into on September 30, 2018. The Company had recognized a derivative asset, and a gain on the derivative, of $1,416,666 upon issuance, and a  loss on change in fair value of $861,110  during the quarter ended December 31, 2018. The restatements financial statements (to be issued in amended Form 10Qs) include the below adjustments.":

For the Quarter Ended September 30, 2018:

The inclusion in Retained Deficit of $13,033 of Research and Development Expenses incurred by the Company

The inclusion in Accounts Payable of $13,033 of Research and Development Expenses incurred by the Company

The derecognition of a Derivative Asset valued at $1,416,666

The derecognition from Retained Deficit of $1,416,666 of Gain on Derivative

The recognition during the Quarter ended September 30, 2018 of $13,033 of Research and Development Expenses incurred by the Company

The derecognition during the Quarter ended September 30, 2018 of a $1,416,666 of Gain on Derivative

For the Quarter Ended December 31, 2018:

The derecognition of a Derivative Asset valued at $555,555

The derecognition from Retained Deficit of $861,110 of Loss on Derivative

The derecognition during the Quarter ended December 31, 2018 of $861,110 of Loss on Derivative

Cumulative Effect of Restatement of Previously Issued Financial Statements:

For Quarter Ended September 30, 2018
Balance Sheet
	As Originally Presented	Adjustments	As Restated
Derivative Asset, Related Party	1,416,666	(1,416,666)	0
Accounts Payable	1,342,558	13,033	1,355,591
Accumulated Deficit	(2,125,299)	(1,429,699)	(3,554,998)
Total Stockholder's Equity	824,770	(1,429,699)	(604,929)

Statement of Operations
	As Originally Presented	Adjustments	As Restated
Consulting Costs, Research and Development	1,350	13,033	14,383
Total Research and Development	438,775	13,033	451,808
Operating Loss	(804,913)	(13,033)	(817,946)
Change in Value of Derivative Asset	1,416,666	(1,416,666)	0
Net Income (Loss)	638,003	(1,429,699)	(791,696)
Earnings ( Loss) Per Share	0.119	(0.267)	(0.148)

Statement of Cash Flow
	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	638,003	(1,429,699)	(791,696)
Increase in Accounts Payable	254,589	13,033	267,622
Change in Value of Derivative Asset	(1,416,666)	1,416,666	0

For Quarter Ended December 31, 2018
Balance Sheet
	As Originally Presented	Adjustments	As Restated
Derivative Asset, Related Party	555,555	(555,555)	0
Accounts Payable	1,363,802	6,636	1,370,438
Accumulated Deficit	(3,336,182)	(562,192)	(3,898,374)
Total Stockholder's Equity	(386,113)	(562,192)	(948,305)

Statement of Operations
	As Originally Presented	Adjustments	As Restated
Change in Value of Derivative Asset	(861,110)	861,110	0
Total Other Income ( Expenses)	(896,197)	861,110	(35,087)
Net Loss	(1,204,486)	861,110	(343,376)
Earnings ( Loss) Per Share	(0.200)	0.143	(0.057)

For Six Months Ended December 31, 2018
	As Originally Presented	Adjustments	As Restated
Consulting Costs, Research and Development	22,594	6,636	29,230
Total Research and Development	488,011	6,636	494,647
Operating Loss	(1,119,598)	(6,636)	(1,126,234)
Change in Value of Derivative Asset	555,556	(555,556)	0
Net Income (Loss)	(572,879)	(562,192)	(1,135,071)
Earnings ( Loss) Per Share	(0.102)	(0.100)	(0.202)

Statement of Cash Flow
	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	(572,879)	(562,192)	(1,135,071)
Increase in Accounts Payable	275,833	6,636	282,469
Change in Value of Derivative Asset	(555,556)	555,556	0

NOTE 12. SUBSEQUENT EVENTS

On April 4, 2019, Zander amended the Certificate of Designation of the Company’s Series M Preferred Stock increasing the authorized shares to 45,000,000.

On April 15th, 2019 the Company issued 50,000 of its common shares for services.

On April 25, 2019 the Company issued 210,000 shares of its Series M Preferred Stock for services

On May 1, 2019 the Company issued 2,000 shares of its Series AA Preferred Stock to the Company’s Chairman and Chief Executive Officer.

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

As of June 30, 2018 we had Cash of $370,313 and as of March 31, 2019 we had Cash of $270,231.

The decrease in cash of approximately 37% is primarily attributable to

(a)	The purchase from Regen Biopharma, Inc. of a Convertible Note receivable for consideration of $350,000
(b)	The lending of $8,500 to Regen Biopharma, Inc. during the quarter ended March 31, 2019
(c)	The cost of operating the Company’s business

Partially offset by:

(a)	the sale of $800,000 of common stock by the Company during the quarter ended September 30, 2018
(b)	The incurrence of $500,000 of Notes payable during the quarter ended March 31, 2019.

As of June 30, 2018 we had amounts Due from Former Employees of 0 and as of March 31, 2019 we had amounts Due from Former Employees of $4,839.

The increase in had amounts Due from Former Employees is attributable to amounts paid but not yet earned to the Company’s former President

As of June 30, 2018 we had Notes Receivable, Related parties of 0 and as of March 31, 2019 we had Notes Receivable, Related parties of $8,500

The increase in Notes Receivable, Related parties is attributable to monies loaned by the Company to Regen Biopharma, Inc. during the quarter ended March 31, 2019.

As of June 30, 2018 we had Accrued Interest Receivable of 0 and as of as of March 31, 2019 we had Accrued Interest Receivable of $8,811.

Accrued Interest Receivable of $8,811 earned during the six months ended March 31 2019 is attributable to interest earned on a convertible promissory note in the principal amount of $350,000 issued  to the Company by Regen Biopharma, Inc. on September 30, 2018.

As of June 30, 2018 we had Prepaid Expenses of 650 and as of March 31, 2019 we had Prepaid Expenses of $92,571.

The increase in prepaid Expenses of 141.41% is attributable to:

(a)$5009 prepaid of fees prepaid to a member of the Company’s Business Advisory Board during the nine months ended March 31, 2019.

(b) $82,972 prepaid of fees to the Company’s former president, Dr. Harry Lander, pursuant to an agreement between the Company and Dr. Lander (“Agreement”) whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant. Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies.

(c) The issuance by the Company of 500,000 of the Company’s common shares as a one time interest charge on a $500,000 Note Payable issued by the Company to the Chairman of the Company’s Business Advisory Board resulting in a recognition of an addition to prepaid expenses of $3,950.

As of June 30, 2018 we had Prepaid Expenses to Related parties of $66,239 and as of March 31 , 2019 we had prepaid expenses to Related Parties of $0.

The decrease in Prepaid Expenses to Related parties is attributable to:

(a)	The recognition of $24,931 of expenses during the quarter ended September 30, 2018 attributable to an annual anniversary fee of $100,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

(b)	The recognition of $2,493 of expenses during the quarter ended September 30, 2018 attributable to minimum royalties of $10,000 due annually to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

(c)	The recognition of $24,931 of expenses during the quarter ended December 31, 2018 attributable to an annual anniversary fee of $100,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

(d)	The recognition of $2,493 of expenses during the quarter ended December 31, 2018 attributable to minimum royalties of $10,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

(c)	The recognition of $24,931 of expenses during the quarter ended March 31, 2019 attributable to an annual anniversary fee of $100,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

(d)	The recognition of $2,493 of expenses during the quarter ended March 31, 2019 attributable to minimum royalties of $10,000 due annually originally to Regen Biopharma, Inc. pursuant to a license granted to Zander by Regen Biopharma, Inc.

The recognition of the abovementioned $27,424 of related party expenses resulted in the elimination of the Prepaid Expense to Related Parties balance of $11,390 as of December 31, 2018.

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

Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also serve as Directors of Zander Therapeutics, Inc. KCL Therapeutics, Inc. is a wholly owned subsidiary of Regen BioPharma, Inc. and is also under common control with Zander.

As of June 30, 2018 we had Investment Securities of 0 and as of March 31, 2019 we had Investment Securities of $12,250.

On July 3, 2018 Zander purchased the aforementioned 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. (“Entest”). The 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. purchased by Zander are carried at fair value as of the measurement date which is March 31 2019. Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also serve as Directors of Zander Therapeutics, Inc.

As of June 30, 2018 we had Convertible Note Receivable of $0 and as of March 31, 2019 we had Convertible Note Receivable of $350,000.

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander. Consideration for the Note consisted of $350,000. A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Note is due and payable 24 months after the effective date of the Note ( September 30, 2018). Zander may extend any maturity date in three month increments at Zander’s sole discretion. Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also serve as Directors of Zander Therapeutics, Inc.

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of March 31, 2019 we had Accounts Payable of $1,270,556.

The increase in Accounts Payable of 16.7% is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the nine months ended March 31, 2019.

As of June 30, 2018 we had Accrued Expenses of $11,593 and as of March 31, 2019 we had Accrued Expenses of $58,337.

The increase in accrued expenses of 403.2% is primarily attributable to:

(a)	Accrual of $50,001 of salaries unpaid to Company officers during the nine months ended March 31,2019

(b)	Accrual of $6186 of licensing fees payable to Monash University pursuant to an exclusive, royalty bearing, non-transferrable worldwide License granted to the Company to use certain intellectual property owned or controlled by Monash University “(Licensed Intellectual Property”) to research, develop, manufacture, market, use, import, offer for sale and sell drugs and/or therapies for animal health incorporating the Licensed Intellectual Property.

Offset by:

Payment of $9,444 of salary Accrued but unpaid due to the Company’s Chief Executive Officer during the quarter ended September 30, 2018.

As of June 30, 2018 we had Notes payable of $0 and as of March 31, 2019 we had Notes Payable of $500,000.

As of March 31, 2019 the Company is indebted to the Brian Devine, the Chairman of the Company’s Business Advisory Board, in the amount of $500,000.

The principal amount of this Note is due and payable on July 28, 2019.

The Principal Loan Amount may be prepaid by Zander Therapeutics, Inc. ( the “Borrower”) , in whole or in part, at the Borrower’s discretion with the following exceptions:

In the event the Borrower shall receive cash as consideration for the sale by the Borrower of the equity securities of the Borrower while any portion of the Principal Loan Amount is outstanding ("Equity Sale") then Borrower shall remit twenty percent of the net proceeds of the first $1,000,000 of the Equity Sale to the Lender as a prepayment of the Principal Loan Amount ("Equity Sale Prepayment''), and thirty percent of the net proceeds of any Equity Sale in excess of $1,000,000 to the Lender as a prepayment of the Principal Loan Amount (" Equity Sale Prepayment"), The Equity Sale Prepayment shall be made no later than 10 days after the net proceeds of the Equity Sale are received by the Borrower and shall not exceed the Principal Loan Amount outstanding as of the date the Equity Sale Prepayment is made by the Borrower to the Lender.

In the event the Borrower shall have borrowed cash through the issuance of one or more promissory notes issued to any entity other than the Lender while any portion of the Principal Loan Amount is outstanding ("Loan Funding") then Borrower shall remit twenty percent of the first $1,000,000 of net proceeds of the Loan Funding to the Lender as a prepayment of the Principal Loan Amount ( "Loan Funding Prepayment"), and thirty percent of the net proceeds of any Loan Funding in excess of $1,000,000 to the Lender as a prepayment of the Principal Loan Amount ("Loan Funding Prepayment). The Loan Funding Prepayment shall be made no later than 10 days after the net proceeds of the Loan Funding are received by the Borrower and shall not exceed the Principal Loan Amount outstanding as of the date the Loan Funding Prepayment is made by the Borrower to the Lender.

The Principal Loan Amount shall bears a one time interest charge of five hundred thousand of the common shares of the Borrower ( “Interest Shares”) which were issued to the Lender during the quarter ended March 31, 2019. The fair value of the Interest shares is being amortized over the life of the Note.

As of June 30, 2018 we had Accrued Expenses Due to Related Parties of 0 and as of March 31, 2019 we had Accrued Expenses Due to Related Parties of $16,035.

The recognition of the abovementioned $27,424 of related party expenses during the quarter ended March 31, 2019 resulted in the elimination of the Prepaid Expense to Related Parties balance of $11,390 as of December 31, 2018 and the recognition of a balance of $16,035 of Accrued Expenses Due to Related Parties as of march 31, 2019 .

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the quarter ended March 31, 2019 and -0- for the same period ended 2018. Net Loss was $419,328 for the quarter ended March 31, 2019 while Net Loss was $397,292 for the same period ended 2018.

The increase in Net Losses of approximately 5.5% is primarily attributable to significantly higher General and Administrative expenses and rental incurred during the quarter ended March 31, 2019 as compared to the same period ended 2018 as well as expenses recognized during the period ended 2019 for interest.

Revenues from continuing operations were $0 for the nine months ended March 31, 2019 and -0- for the same period ended 2018. Net Loss was $1,546,233 ,for the nine months ended March 31, 2019 while Net Loss was $691,156 for the same period ended 2018.

The increase in Net Loss of approximately 125.4% is primarily attributable to significantly higher Research and Development, Rental and General and Administrative Expenses recognized during the period ended March 31, 2019 as compared to the same period ended 2018. The Company also recognized an unrealized loss on Investment Securities ( “Change in Fair Value”) for the nine months ended March 31, 2019 as opposed to the same period ended 2018 for which no equivalent expense was recognized.

As of March 31, 2019 we had $270,231 Cash on Hand and Current Liabilities of $1,844,928, such Liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses.

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

During the quarter ended September 30, 2018 Zander raised $800,000 by the sale of securities for cash. During the quarter ended March 31, 2019 the company raised $500,000 through the issuance of a Note Payable to the Chairman of the Company’s Business Advisory Board.

As of May 29, 2019 we are not party to any binding agreements which would commit us to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2019 and ending on March 31, 2019, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On February 19, 2019 the Company issued 500,000 of its common shares (Shares) as a one time interest charge on a $500,000 Promissory Note.

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

On April 15th, 2019 the Company issued 50,000 of its common shares ( Shares) for services.

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

Series M Preferred Stock

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares (“Shares”) to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services.

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

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares (“Shares”) to Todd Caven, the Company’s Chief Financial Officer, as compensation for services.

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

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares (“Shares”) to Dr. Harry Lander as compensation for nonemployee services pursuant to an agreement by and between Dr. Lander and the Company entered into on January 23, 2019 whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant. Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies.

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by the Company of 10,000,000 shares of the Company’s Series M preferred stock.

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

On April 25, 2019 the Company issued 210,000 shares of its Series M Preferred Stock (“Shares”) for services

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

Series AA Preferred Stock

On May 1, 2019 the Company issued 2,000 shares of its Series AA Preferred Stock (“Shares”) to the Company’s Chairman and Chief Executive Officer as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	Agreement with Harry Lander (a)
10.2	Agreement with John Lazor (b)
10.3	Note Payable
10.4	Agreement with David Cheresh (c)
10.5	Agreement with Judith Varner (d)
3(i)	Amendment to Certificate of Designation of the Company’s Series M Preferred Stock (e)
10.6	Agreement with Bandwidth Capital Partners

(a) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 1/25/2019

(b) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/12/2019

(c) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/18/2019

(d) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/25/2019

(e) incorporated by reference to Item 5.03 of the Company’s Form 8-K filed 4/8/2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Principal Accounting Officer
Date:	May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Koos
Title:	Director
Date:	May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 29,2019.

