Form 10-Q/A
period 2018-09-30
Zander Therapeutics, Inc
filed 2019-06-28
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

Yes ☐   No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO ZANDER THERAPEUTICS INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

PART 1, ITEM 1 FINANCIAL STATEMENTS

PART 1, ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc
CONDENSED BALANCE SHEETS
	As of	As of
	September 30, 2018	June 30, 2018
	(unaudited)
	(as restated)
ASSETS
CURRENT ASSETS
Cash	$301,906	$370,313
Prepaid Expenses, Related Parties	38,814	66,239
Prepaid Expenses	7,127	650
Due From Related Party	—	35,000
Due From Third Party	7,100	—
Total Current Assets	354,947	472,202
OTHER ASSETS
Convertible Note Receivable, Related Party	350,000	—
Investment Securities, Related Party	61,250	—
TOTAL OTHER ASSETS	411,250	—
Total Assets	$766,197	472,202

LIABILITIES
Current Liabilities:
Accounts Payable	1,355,591	1,087,969
Accrued Expenses	8,435	11,593
Total Current Liabilities	1,364,026	1,099,562
Total Liabilities	$1,364,026	$1,099,562

STOCKHOLDERS' EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 6,033,001 shares and 4,758,001 shares issued and outstanding as of September 30, 2018 and June 30, 2018 respectively	603	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of September 30, 2018 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of September 30, 2018 and June 30,2018 9,000,000 shares outstanding as of September 30, 2018 and June 30, 2018 Respectively	900	900
Common Stock subscribed for but unissued , $0 and $100,000 as of September 30, 2018 and June 30, 2018 respectively	—	100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000 200 and 200 shares outstanding as of September 30, 2018 and June 30, 2018 , respectfully	0	0
Additional Paid In Capital	2,534,688	1,620,689
Contributed Capital, Related Party	413,878	413,878
Accumulated Deficit	(3,547,898)	(2,763,302)
Total Stockholders' Deficit	(597,829)	(627,359)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$766,197	$472,202

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Zander Therapeutics, Inc
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	(as Restated)	(as Restated)
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	27,425
Contract Research Fees	410,000	—
Consulting Costs	14,383	150
Total Research and Development	451,808	27,575
General and Administrative:
General and Administrative, Paid By Related Party	—	18,000
General and Administrative	180,836	3,156
Total General and Administrative	180,836	21,156
Rent, Paid By Related Party	—	8,988
Rent	12,000	—
Consulting:
Consulting Costs, Paid by Related Party	—	48,658
Consulting Costs	166,202	16,019
Total Consulting	166,202	64,677
Total Costs and Expenses	810,846	122,396

OPERATING LOSS	(810,846)	(122,396)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party	—	(4,832)
Change in Fair Value of Investment Securities Related Party	26,250	—
Total Other Income ( Expenses)	26,250	(4,832)
NET LOSS before taxes	(784,596)	(127,228)
Income Taxes
NET LOSS	$(784,596)	$(127,228)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.15)	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,359,375	3,548,660

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

ZANDER THERAPEUTICS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months ended September 30, 2017
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2017	3,008,001	$301	7,500,000	$750	$120,814	$100,000	$228,687	—	—	$(581,796)	$(131,244)
Common Shares Issued for Cash July 10, 2017	100,000	10	—	—	99,990	(100,000)	—	—	—	—	—
Common Shares issued for Services July 10, 2017	500,000	50	—	—	—	—	—	—	—	—	50
Preferred Shares issued for Services July 10, 2017	—	—	100,000	10	—	—	—	—	—	—	10
Preferred Shares issued for Services August 21, 2017	—	—	1,400,000	140	—	—	—	—	—	—	140
Preferred Shares issued for Services September 15,2017	—	—	—	—	—	—	—	200	—	—	—
Net Loss Quarter Ended September 30, 2017	—	—	—	—	—	—	—	—	—	(127,228)	(127,228)
Additions to Contributed Capital Quarter Ended September 30, 2017	—	—	—	—	—	—	75,646	—	—		75,646
Balance September 30, 2017	3,608,001	$361	9,000,000	$900	$220,804	—	$304,333	200	$—	$(709,024)	$(182,627)

The accompanying Notes are an Integral Part of these Condensed Financial Statements

ZANDER THERAPEUTICS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the Three Months ended September 30, 2018
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2018	4,758,001	$475	9,000,000	$900	1,620,689	$100,000	$413,878	200	$—	$(2,763,302)	$(627,358)
Shares issued for Cash July 12, 2018	50,000	5	—	—	99,995	—	—	—	—	—	100,000
Shares Issued for Cash August, 21 2019	550,000	55	—	—	599,945	(100,000)	—	—	—	—	500,000
Shares Issued for Cash September 6, 2018	150,000	15	—	—	199,985	—	—	—	—	—	200,000
Shares issued for Services September 6, 2018	250,000	26	—	—	6,479	—	—	—	—	—	6,505
Shares issued for Services September 13, 2018	275,000	28	—	—	7,567	—	—	—	—	—	7,594
Net Income( Loss) Quarter Ended September 30, 2018	—	—	—	—	—	—	—	—	—	(784,596)	(784,596)
Balance September 30, 2018	6,033,001	$603	9,000,000	$900	2,534,688	—	$413,878	200	$—	$(3,547,898)	$(597,829)

The accompanying Notes are an Integral Part of these Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarter Ended	Quarter Ended
	September 30, 2018	September 30, 2017
	(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(784,596)	$(127,228)
Adjustments to reconcile net Income (loss) to net cash
Stock Issued for Expenses	7,622	154
Increase in Contributed Capital	—	75,646
Change in Fair Value of Investment Securities	(26,250)
Changes in Operating Assets and Liabilities
Increase (Decrease) in Accounts Payable	267,622	—
Increase (Decrease) in Accrued Expenses	(3,158)	(70,596)
(Increase) Decrease in Due from Related Party	35,000	—
(Increase) in Due from Unrelated Party	(7,100)	—
(Increase) Decrease in Prepaid Expenses	27,453	—
Net Cash provided by (used) in Operating Activities	(483,407)	(122,023)

CASH FLOW FROM INVESTING ACTIVITIES
Issuance of Convertible Note Receivable	(350,000)	—
Cash Paid for Investment Securities	(35,000)	—
Net Cash Used by Investing Activities	(385,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000	—
Issuances of Notes Payable	—	79,852
Net Cash provided by Financing Activities	800,000	79,851
Net Decrease in Cash	(68,407)	(42,172)

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	301,906	53,833

Supplemental Cash Flow Information:
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued, previously subscribed and paid for	100,000	100,000

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Notes to Condensed Financial Statements

As of September 30, 2019

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

I. INVESTMENT SECURITIES

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,547,898 during the period from June 18, 2015 (inception) through September 30, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. RELATED PARTY TRANSACTIONS.

As of September 30, 2018 the Company has received capital contributions from Entest Group, Inc. (“Entest”) totaling $413,878. The Chief Executive Officer of Entest Group Inc. during the relevant period was David R. Koos who also serves as the Chief Executive Officer of the Company.

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

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen during the relevant period was Harry Lander who also served as President of the Company during the relevant period.

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of September 30, 2018.

As of September 30, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Change in Fair Value	Change in Fair Value during the quarter ended September 30, 2018
$35,000	$61,250	$26,250	$26,250

The Chairman and Chief Executive Officer of Regen is David R. Koos who also serves as the Chairman and Chief Executive Officer of the Company.

The President of Regen during the relevant period was Harry Lander who also served as President of the Company during the relevant period.

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

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications. The President of Regen during the relevant period was Harry Lander who also served as President of the Company during the relevant period.

NOTE 7. STOCKHOLDERS' EQUITY

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

NOTE 8. STOCK TRANSACTIONS

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

Note 9. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2017

Statement of Operations
	As Originally Presented	Adjustments	As Restated
License Fees Due to Related Party	—	27,425	27,425
Total Research and Development	150	27,425	27,575
Operating Loss	(94,971)	(27,425)	(122,396)
Net Loss	(99,803)	(27,425)	(127,228)
Loss Per Share	(0.028)		(0.036)

Statement of Cash Flow
	As Originally Presented	Adjustments	As Restated
Net Loss	(99,803)	(27,425)	(127,228)
Increase ( Decrease) in Accrued Expenses	(98,020)	27,425	(70,596)

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

Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Harry Lander served as President and Chief Scientific Officer of both Regen BioPharma, Inc. and Zander Therapeutics, Inc during the relevant period. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos and Caven also serve as Directors of Zander Therapeutics, Inc. Lander served as a Director of the Company during the relevant period. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications.

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

As of June 30, 2018 we had $0 Due from Unrelated Parties and as of September 30, 2018 we had $7,100 Due from Unrelated Parties.

The increase of $7,100 Due from Unrelated parties is attributable to amounts billed by a third party consultant and paid for subsequently negotiated downward.

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of September 30, 2018 we had Accounts Payable of $1,355,581.

The increase in Accounts Payable of 24.5% is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the quarter.

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

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the quarter ended September 30, 2018 and -0- for the same period ended 2017. Net Loss was $784,596 for the quarter ended September 30, 2018 while Net Loss was $127,228 for the same period ended 2017.

The increase in Net Loss of approximately 516.82% is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 as well as greater General and Administrative and Consulting expenses recognized during the three months ended September 30, 2018 as compares to the same period ended 2017.

As of September 30, 2018 we had $301,906 Cash on Hand and Current Liabilities of $1,364,026, such Liabilities consisting of Accounts Payable and Accrued Expenses.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	June 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	June 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	June 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Zander Therapeutics, Inc.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Accounting Officer
Date:	June 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 27, 2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Director
Date:	June 27, 2019

