Form 10-Q/A
period 2018-12-31
Zander Therapeutics, Inc
filed 2019-06-28
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q /A

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

Yes ☐   No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO ZANDER THERAPEUTICS INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2018 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc
Condensed Balance Sheets

	As of	As of
	December 31, 2018	June 30, 2018
	(unaudited)
	( as restated)
ASSETS
CURRENT ASSETS
Cash	$71,345	$370,313
Prepaid Expenses, Related Parties	11,390	66,239
Prepaid Expenses	6,387	650
Due From Related Party	—	35,000
Accrued Interest Receivable	4,363	—
Total Current Assets	93,485	472,202
OTHER ASSETS
Convertible Note Receivable, Related Party	350,000	—
Investment Securities, Related Party	14,700	—
TOTAL OTHER ASSETS	364,700	—
Total Assets	$458,185	$472,202

LIABILITIES
Current Liabilities:
Accounts Payable	1,370,438	1,087,969
Accrued Expenses	36,051	11,593
Total Current Liabilities	1,406,489	1,099,562
Total Liabilities	$1,406,489	$1,099,562

STOCKHOLDER'S EQUITY
Common Stock, Authorized 100,000,000, $0.0001 Par Value 6,033,001 shares and 4,758,001 shares issued and outstanding as of December 31, 2018 and June 30, 2018 respectively	603	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of December 31, 2018 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 10,000,000 as of December 31, 2018 and June 30,2018 9,000,000 shares outstanding as of June 30, 2018 and December 31, 2018 Respectively	900	900
Common Stock subscribed for but unissued , 0 and 100,000 shares as of December 31, 2018 and June 30, 2018 respectively	—	100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000 200 and 200 shares outstanding as of December 31, 2018 and June 30, 2018 , respectfully	—	—
Additional Paid In Capital	2,534,688	1,620,689
Contributed Capital, Related Party	413,878	413,878
Accumulated Deficit	(3,898,373)	(2,763,302)
Total Stockholder's Equity	(948,304)	(627,359)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$458,185	$472,202

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(as restated)		(as restated)
TOTAL REVENUES	$—	$—	$—	$—
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	27,424	54,849	54,849
License Fees	568	—	568	—
Contract Research Fees	—	—	410,000	—
Consulting Costs	14,847	—	29,230	150
Total Research and Development	42,840	27,434	494,647	54,999
General and Administrative:
General and Administrative, Paid By Related Party	—	18,000	—	36,000
General and Administrative	179,349	2,979	360,185	6,135
Total General and Administrative	179,349	20,979	360,185	42,135
Rent, Paid By Related Party	—	9,108	—	18,096
Rent	24,000	—	36,000	—
Consulting:
Consulting Costs, Paid by Related Party	—	31,141	—	79,799
Consulting Costs	62,100	74,117	228,302	90,136
Total Consulting	62,100	105,258	228,302	169,935
Total Costs and Expenses	308,289	162,770	1,119,134	285,165
OPERATING LOSS	(308,289)	(162,770)	(1,119,134)	(285,165)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party	—	(3,867)	—	(8,699)
Interest Income , related Party	4,363	—	4,363	—
Change in Fair Value of Investment Securities Related Party	(46,550)	—	(20,300)	—
Total Other Income ( Expenses)	(42,187)	(3,867)	(15,937)	(8,699)
NET LOSS before taxes	(350,476)	(166,637)	(1,135,071)	(293,864)
Income Taxes
NET LOSS	$(350,476)	$(166,637)	$(1,135,071)	$(293,864)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.058)	$(0.039)	$(0.202)	$(0.076)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,033,001	4,221,188	5,621,526	3,883,411

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

ZANDER THERAPEUTICS, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
For the six Months ended December 31, 2017
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2017	3,008,001	$301	7,500,000	$750	$120,814	$100,000	$228,687	—	—	$(581,796)	$(131,244)
Common Shares Issued for Cash July 10, 2017	100,000	10	—	—	99,990	(100,000)	—	—	—	—	—
Common Shares issued for Services July 10, 2017	500,000	50	—	—	—	—	—	—	—	—	50
Preferred Shares issued for Services July 10, 2017	—	—	100,000	10	—	—	—	—	—	—	10
Preferred Shares issued for Services August 21, 2017	—	—	1,400,000	140	—	—	—	—	—	—	140
Preferred Shares issued for Services September 15,2017	—	—	—	—	—	—	—	200	—	—	—
Net Loss Quarter Ended September 30, 2017	—	—	—	—	—	—	—	—	—	(127,228)	(127,228)
Additions to Contributed Capital Quarter Ended September 30, 2017	—	—	—	—	—	—	75,646	—	—		75,646
Balance September 30, 2017	3,608,001	361	9,000,000	900	220,804	—	304,333	200	—	(709,024)	(182,627)
Common Shares issued for Cash October 30, 2017	900,000	90	—	—	899,910	—	—	—	—		900,000
Net Loss Quarter Ended December 31, 2017	—	—	—	—	—	—	—	—	—	(166,637)	(166,637)
Additions to Contributed Capital Quarter Ended December 31, 2017	—	—	—	—	—	—	58,249	—	—		58,249
Balance December 31, 2017	4,508,001	$451	9,000,000	$900	$1,120,714	—	$362,582	200	—	$(875,660)	$608,988

The accompanying Notes are an Integral Part of these Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Six Months ended December 31, 2018
(unaudited)

	Common		Series M					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2018	4,758,001	$475	9,000,000	$900	1,620,689	$100,000	$413,878	200	$—	$(2,763,302)	$(627,358)
Shares issued for Cash July 12, 2018	50,000	5	—	—	99,995	—	—	—	—	—	100,000
Shares Issued for Cash August, 21 2019	550,000	55	—	—	599,945	(100,000)	—	—	—	—	500,000
Shares Issued for Cash September 6, 2018	150,000	15	—	—	199,985	—	—	—	—	—	200,000
Shares issued for Services September 6, 2018	250,000	26	—	—	6,479	—	—	—	—	—	6,505
Shares issued for Services September 13, 2018	275,000	28	—	—	7,567	—	—	—	—	—	7,594
Net Income( Loss) Quarter Ended September 30, 2018	—	—	—	—	—	—	—	—	—	(784,596)	(784,596)
Balance September 30, 2018	6,033,001	603	9,000,000	900	2,534,688	—	413,878	200	—	(3,547,898)	(597,829)
Net Income( Loss) Quarter Ended December 31, 2018		—	—	—	—	—			—	(350,476)	(350,476)
Balance December 31, 2018	6,033,001	$603	9,000,000	$900	2,534,688	—	$413,878	200	—	$(3,898,374)	$(948,305)

The accompanying Notes are an Integral Part of these Condensed Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,135,071)	$(293,864)
Adjustments to reconcile net loss to net cash
Stock Issued for Expenses	7,622	158
Change in Fair Value of Investment Securities, Related Party	20,300	—
Increase in Contributed Capital	—	133,895
Changes in Operating Assets and Liabilities
Increase in Accounts Payable	282,470	—
Increase (Decrease) in Accrued Expenses	24,457	(97,303)
Decrease in Due from Related Party	35,000	—
Decrease in Prepaid Expenses	55,618	—
(Increase) in Accrued Interest Receivable	(4,363)	—
Net Cash provided by (used) in Operating Activities	(713,968)	(257,114)

CASH FLOW FROM INVESTING ACTIVITIES
Issuance of Convertible Notes Receivable	(350,000)	—
Cash Paid for Investment Securities	(35,000)	—
Net Cash Used by Investing Activities	(385,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000	900,000
Decrease in Notes Payable	—	(17,649)
Net Cash provided by (used) in Financing Activities	800,000	882,351
Net Increase (Decrease) in Cash	(298,968)	625,237

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	$71,345	$721,242

Supplemental Cash Flow Information:
Supplemental Disclosure of Noncash investing and financing activities:
Common Shares issued, previously subscribed and paid for	100,000	100,000

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of December 31, 2018.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,898,373 during the period from June 18, 2015 (inception) through December 31, 2018. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On November 16, 2018 Zander and Entest CA agreed to terminate Zander’s sublease with Entest CA effective the rental period commencing November, 2018.

David R. Koos, who serves as Chairman and Chief Executive Officer of Zander also served as Chairman and Chief Executive Officer of Entest CA during the relevant period.

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of December 31, 2018.

As of December 31, 2018:

3,500,000	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Change in Fair Value	Change in Fair Value during the quarter ended December 31, 2018
$35,000	$14,700	$(20,300)	$(46,550)

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

NOTE 8. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of Zander’s quarterly financial statements for the period ended December 31, 2018 the Company determined that the following revisions are required:

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

Zander and Regen Biopharma, Inc. are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koo and Caven also serve as Directors of Zander Therapeutics, Inc. KCL Therapeutics, Inc. is a wholly owned subsidiary of Regen BioPharma, Inc. and is also under common control with Zander.

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

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of December 31, 2018 we had Accounts Payable of $1,370,438.

The increase in Accounts Payable of 25.93 % is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the six months ended December 31, 2018.

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

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the quarter ended December 31, 2018 and -0- for the same period ended 2017. Net Loss was $350,476 for the quarter ended December 31, 2018 while Net Loss was $166,637 for the same period ended 2017.

The increase in Net Loss of 110.32% is primarily attributable to an increase in Research and Development and General Administrative Expenses incurred during the quarter ended December 31, 2018 as compared to the same period ended 2017 as well as the recognition by the Company of a $46,550 expense attributable to a change in Fair Value of investment securities recognized during the quarter ended December 31, 2018. This was partially offset by lower consulting expenses incurred during the quarter ended December 31, 2018 as compared to the same period ended 2017.

Revenues from continuing operations were $0 for the six months ended December 31, 2018 and -0- for the same period ended 2017. Net Loss was $1,135,071 for the six months ended December 31, 2018 while Net Loss was $293,864 for the same period ended 2017.

The increase in Net Loss of 74% is primarily attributable to a significant increase in Research and Development expenses, Rental expenses Consulting Expenses and General and Administrative expenses incurred during the six months ended 2018 when compared to the same period ended 2017.

As of December 31, 2018 we had $71,345 Cash on Hand and Current Liabilities of $1,406,489, such Liabilities consisting of Accounts Payable and Accrued Expenses.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Acting Chief Financial Officer
10.1	License Agreement Monash University**
10.2	Sublease BST Partners*

*	Incorporated by Reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2018
**	Incorporated by Reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended December 31, 2018 filed January 23, 2018

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

