Form 10-K
period 2019-06-30
Zander Therapeutics, Inc
filed 2019-08-30
CIK 1718644

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

 ☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending June 30, 2019

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

Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $N/A

As of August 14, 2019 Zander Therapeutics, Inc. had 6,583,001 common shares outstanding, 39,210,000 Series M preferred shares outstanding and 2,200 Series AA preferred shares outstanding.

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

PART I

Item 1. Business

We were incorporated June 18, 2015 under the laws of the State of Nevada. We intend to engage primarily in the development and commercialization of veterinary medical therapies which we intend to license from other entities as well as develop internally. As of August 15, 2019 we have not licensed, developed or commercialized any existing veterinary medical therapies, however we have licensed certain intellectual properties from KCL Therapeutics, Inc. , a company under common control with us, and these intellectual properties comprise the therapeutic concept behind ZAN-100 and ZAN-200, two therapies in early stage development by the Company.

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

License Granted by Monash University

On December 22, 2018 Monash University (“Monash”) granted to the Company an exclusive, royalty bearing, non-transferrable worldwide License to research, develop, manufacture, market, use, import, offer for sale and sell “Licensed Product” (as the term Licensed Product is defined in the License) for utilization in animal health applications (“Field”) .

Licensed Product is defined in the License as any product, service, article or thing produced which:

(a)	uses, incorporates, was developed with, could not have been developed but for, or relies upon the Licensed Technology ( as defined in the License) or any Licensed Intellectual Property ( as defined in the License); and/or
(b)	has been created or developed in whole or in part using or incorporating part or all of the Licensed Technology or any Licensed Intellectual Property.

Licensed Technology is defined in the License as certain carboxamide compounds, oxadiazole-pyrrolidine compounds and quinoxaline compounds licensed to the Company as well as any unpatented technical know how and technical information that directly and solely relate to the preceding compounds as of the date of the grant of the License.

Licensed Intellectual Property is defined in the License as all specifications, technical and scientific information and any commercially valuable information or know how relating to the Licensed Technology and specifically regarding its use within the Field which is in the free possession or control of Monash.

Pursuant to the License, the Company is obligated with regards to the following:

Royalties:

2% of Net Sales of Licensed Products sold by Company and its Affiliates (Direct Royalties)

Annual Maintenance Fee:

An Annual Maintenance Fee of $25,000 is due and payable by the Company within 30 days of each anniversary of the Commencement Date for the duration of the Term of the License.

Milestone Payments:

Upon demonstration of acceptable efficacy and toxicity profiles of a Licensed Product in target animal species the Company shall pay to Monash the sum of $25,000

Upon first submission of a marketing application (New Animal Drug Application or Conditional New Animal Drug Application) to the United States Food and Drug Administration for Licensed Product the Company shall pay to Monash the sum of $50,000.

Upon first commercial sale of a Licensed Product the Company shall pay to Monash the sum of $100,000

Sub Licensing:

The License permits the Company to sublicense its rights pursuant to the license with the written consent of Monash.

The following percentage of licensing income received by the Company will be due and payable to Monash with regard to any intellectual property sublicensed by the Company pursuant to the License

Date on which sub-License entered into	Percentage of Licensing Income
On or before demonstration of efficacy in target animal species	20%
After demonstration of efficacy in target animal species but before submission of the first marketing application to the regulatory authority in the US or Europe	15%
After submission of the first marketing application to a regulatory authority	10%

The Term of the License is from commencement to:

where a Patent encompassing any of the Licensed Technology has been granted in a country- the date of expiration of the last to expire Patent granted in that country;

where a Patent encompassing any of the Licensed Technology has not been granted in a country - the date of expiration of the last to expire Patent granted in any country; or

where no Patent encompassing any of the Licensed Technology has been granted in any country - 20 years after the date of this agreement,

unless terminated sooner in accordance with the provisions of the License.

The License also obligates the Company to enter into a separate agreement between the Parties (the Research Services Agreement), which will outline the terms of further research services to be conducted by or on behalf of Monash, including, without limitation, the scope of the research services and the fees payable for the research. The License provides no deadline for entering into such an agreement. As of August 14, 2019 the Company has yet to enter into the aforementioned Research Services Agreement.

The Company intends to develop veterinary anti parasitic therapies from the Licensed Technology.

As of August 14, 2019, we have not licensed, developed or commercialized any existing veterinary medical therapies. Intellectual properties licensed to Zander by KCL Therapeutics, Inc., a company under common control with us, comprise the therapeutic concept behind ZAN-100 and ZAN-200, two therapies in early stage development by Zander.

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

High throughput screening assays conducted for Regen Biopharma, Inc. (the original licensor of the intellectual property which forms the basis for Zander’s products in development) between July and September of 2016 on thirty thousand compounds yielded four newly discovered small molecule compounds which (a) can bind to the relevant structure in a cellular system and (b) show evidence of the ability to modulate the effects of NR2F6.

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

We have filed applications with the United States Patent and Trademark Office for patent protection with respect to internally developed intellectual property covering our products in development. As of August 14 , 2017 the following patent protection has been granted to intellectual property developed by Zander by the United States Patent and Trademark Office:

Patent # 1003227

Canine autologous immunotherapy using dendritic cell induced cancer killing immunocytes compositions of matter, protocols, and treatment means for induction of immune mediated killing in dogs suffering from cancer. The invention provides means of extracting peripheral blood from a canine patient, expanding immunocytes capable of killing cancer cells in vitro, and re-administering said immunocytes into a patient in need of therapy.

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

Robin Gasser Ph.D., BVM, DVM, DVSc

On August 7th 2017 Professor Robin Gasser entered into an agreement (“Agreement”) with Zander whereby, pursuant to the Agreement:

(a)Gasser shall advise Zander on various nominal matters regarding veterinary ''Nominal" is defined as periodic conversations in which Gasser is asked for a referral to an appropriate researcher on a specific topic or input on research data Zander is developing.

(b)In the event Gasser is requested to provide research services, such services will be negotiated separately between Gasser and Zander.

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

Mr. Harrick was previously the founder and president of Natural Balance Pet Foods. Mr Harrick is the founder of the Lucy Pet Foundation

On January 23, 2018 Dr. Harry Lander and the Company entered into an agreement (“Agreement”) whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant.  Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies.

The term of the Agreement is from January 25, 2019 to January 24, 2022 and may be extended by mutual consent. Sole consideration to Dr. Lander for services to be provided pursuant to the Agreement shall be the issuance to Dr. Lander by the Company of 10,000,000 shares of the Company’s Series M preferred stock.

Dr. ..Lander received an MBA in Finance from The New York University Stern School of Business in New York City in 2001 and a Ph.D. in Biochemistry from the Cornell University Graduate School of Medical Sciences in 1992. Dr. Lander has also earned a Bachelor of Science in Biochemistry and a Bachelor of Science in Chemistry from State University of New York at Stony Brook in 1987.

On April 10, 2019 Zander Therapeutics, Inc. (“Zander”) entered into an agreement (“Agreement”) with Mr. John Lazor whereby Mr. Lazor shall serve as a member of Zander’s Business Advisory Board.

The term of the Agreement shall commence on April 15, 2019 and expire on April 15, 2022. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement:

(a)	Mr. Lazor shall, for so long as he remains a member of the Business Advisory Board, meet with Zander upon written request, at dates and times mutually agreeable to Candidate and Zander, to discuss any matter involving Zander or its Subsidiaries
(b)	Identify and introduce to Zander persons to serve as members of Zander's Business Advisory Board ("Advisory Candidates").
(c)	Identify and introduce to Zander potential purchasers of Zander’s securities.

Pursuant to the Agreement:

(i) Mr. Lazor received 50,000 of the common shares of Zander.

(ii) In the event that an Advisory Candidate identified and introduced by Mr. Lazor to Zander serves as a member of the Business Advisory Board of Zander, Mr. Lazor shall receive, ten business days subsequent to the completion of 12 months service by the Advisory Candidate as a member of the Business Advisory Board of Zander, a fee paid in the common shares of Zander, equal to 5% of any shares of Zander issued to the Advisory Candidate.

On April 18, 2019 Zander Therapeutics, Inc. (“Zander”) entered into an agreement (“Agreement”) with Dr. David Cheresh, PhD whereby Dr. Cheresh shall serve as a member of Zander’s Scientific Advisory Board.

The term of the Agreement shall commence on April 22, 2019 and expire on April 21, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement, Dr. Cheresh shall advise Zander on various nominal matters regarding veterinary biotechnology. "Nominal" is defined as periodic conversations in which Dr. Cheresh is asked for a referral to an appropriate researcher on a specific topic or input on research data the company is developing. In the event Dr. Cheresh is requested to provide research services, such services will be negotiated separately between Dr. Cheresh and Zander.

Pursuant to the Agreement, Dr. Cheresh shall receive as consideration 100,000 shares of the Series M Preferred Stock of Zander Therapeutics Inc.

On April 24, 2019 Zander Therapeutics, Inc. (“Zander”) entered into an agreement (“Agreement”) with Dr. Judith Varner , PhD whereby Dr. Varner shall serve as a member of Zander’s Scientific Advisory Board.

The term of the Agreement shall commence on April 24, 2019 and expire on April 23, 2020. The term of the Agreement may be extended by mutual agreement.

Pursuant to the Agreement, Dr. Varner shall advise Zander on various nominal matters regarding veterinary biotechnology. "Nominal" is defined as periodic conversations in which Dr. Varner is asked for a referral to an appropriate researcher on a specific topic or input on research data the company is developing. In the event Dr. Varner is requested to provide research services, such services will be negotiated separately between Dr. Varner and Zander.

Pursuant to the Agreement, Dr. Varner received as consideration 100,000 shares of the Series M Preferred Stock of Zander Therapeutics Inc.

Of the abovementioned advisory board members whose agreements have expired, none have resigned from their respective advisory boards.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Other than

(a)	that license granted by KCL Therapeutics, Inc. to the Company and
(b)	that license granted by Monash University to the Company

The Company has not been granted any license to develop and commercialize any third party intellectual property.

The Company has been granted one patent by the United States Patent and Trademark Office :

U.S. Patent # 1003227

CANINE AUTOLOGOUS IMMUNOTHERAPY USING DENDRITIC CELL INDUCED CANCER KILLING IMMUNOCYTES

compositions of matter, protocols, and treatment means for induction of immune mediated killing in dogs suffering from cancer. The invention provides means of extracting peripheral blood from a canine patient, expanding immunocytes capable of killing cancer cells in vitro, and re-administering said immunocytes into a patient in need of therapy.

Certain intellectual property licensed to the Company by KCL Therapeutivs, Inc. has been granted patent protection (“Patented IP”). The Patented IP is as follows:

US Patent #9091696

MODULATION OF NR2F6 AND METHODS AND USES THEREOF

The application provides methods of modulating NR2F6 in a cell or animal in need thereof by administering an effective amount of a NR2F6 modulator.

The Patent granted is a Utility patent.

The Patent expires on November 16, 2029.The product candidates to which US Patent #9091696 relates include ZAN 100 and ZAN 200.

US Patent # 10088485

METHODS OF SCREENING COMPOUNDS THAT CAN MODULATE NR2F6 BY DISPLACEMENT OF A REFERENCE LIGAND

compositions of matter, protocols and methods of screening test compounds to identifying agonists and antagonists of the orphan nuclear receptor NR2F6 by measuring the ability of a test compound to occupy the active site of NR2F6, in the presence of a reference compound.

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

Amount spent during the last fiscal year on research and development activities

During the fiscal year ended June 30, 2019 we expended $574,404 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local);

Zander has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of August 14, 2018, Zander has 3 employees, of which 2 employees devote an average of 25 hours a week to the affairs of the Company and of which one is full time.

Properties

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941. This space was provided to the Company by Entest Biomedical, Inc. on a month to month basis free of charge until July 5, 2018.

On July 3, 2018 Zander entered into a sublease agreement with Entest Biomedical, Inc. whereby Zander would sublet the aforementioned office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from Entest Biomedical, Inc. on a month to month basis for $6,000 per month beginning July 5, 2018.

On November 16, 2018 Zander and Entest Biomedical, Inc. agreed to terminate Zander’s sublease with the Entest Biomedical , Inc. effective the rental period commencing November, 2018.

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet the aforementioned office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018.

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

The stockholders' equity section of the Company contains the following classes of capital stock as August 14, 2019:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 6,583,001 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 45,000,000 is designated as Series M Preferred Stock: 39,210,000 shares of Series M Preferred Stock are issued and outstanding as of August 14, 2019

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

(b) 1,000,000 is designated as Series AA Preferred Stock: 2,200 shares of Series AA Preferred Stock are issued and outstanding as of August 14, 2019.

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

Holders

As of August 13, 2018 there were approximately 103 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending June 30.2018. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

Common Stock

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

On February 19, 2019 the Company issued 500,000 of its common shares as a one time interest charge on a $500,000 Promissory Note.

On April 15, 2019 the Company issued 50,000 of its common shares to a member of the Company’s Business Advisory Board as consideration for services.

Series M Preferred Stock

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares (“Shares”) to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services.

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares to Todd Caven, the Company’s Chief Financial Officer, as compensation for services.

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares to Dr. Harry Lander as compensation for nonemployee services pursuant to an agreement by and between Dr. Lander and the Company entered into on January 23, 2019 whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant. Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies.

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

On May 1, 2019 the Company issued 10,000 of its Series M Preferred Shares to a member of the Company’s Business Advisory Board as consideration for services.

On May 1, 2019 the Company issued an aggregate of 200,000 of its Series M Preferred Shares to two members of the Company’s Scientific Advisory Board as consideration for services.

Series AA Preferred Stock

On May 6, 2019 the Company issued 2,000 of its Series AA Preferred Shares to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services.

All of the abovementioned equities (“Shares”) were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended. No underwriters were retained to serve as placement agents for the sale. The Shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the Shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

With regard to Shares issued for cash consideration, the consideration was utilized for general corporate purposes.

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2018 we had Cash of $370,313 and as of June 30, 2019 we had Cash of $28,124

The decrease in cash of approximately 92.41% is primarily attributable to

(a)	The purchase from Regen Biopharma, Inc. of a Convertible Note receivable for consideration of $350,000
(b)	The lending of $56,900 to Regen Biopharma, Inc. during the year ended June 30, 2019
(c)	The cost of operating the Company’s business.

partially offset by :

(a)	the issuance by the Company during the year ended June 30, 2019 of a Note Payable in the amount of $500,000
(b)	The issuance of equity securities by the Company during the year ended June 30, 2019 for cash proceeds of $800,000

As of June 30, 2018 we had Prepaid Expenses to Related Party of $66,239 and as of June 30, 2019 we had Prepaid Expenses to Related Party of $0.

The decrease in Prepaid Expenses to Related parties is attributable to the recognition during the year ended June 30, 2019 of $100,000 of expenses attributable to the recognition of an annual anniversary fee of $100,000 due annually pursuant to a license granted to Zander originally by Regen Biopharma, Inc and the recognition of $10,000 of expenses attributable to minimum royalties of $10,000 due annually pursuant to a license originally granted to Zander by Regen Biopharma, Inc.

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

As of June 30, 2018 we had Prepaid Expenses of 650 and as of June 30, 2019 we had Prepaid Expenses of $ $83,895.

The increase in Prepaid Expenses of approximately 12,807% is primarily attributable to $83,261 prepaid to consultants for services to be provided in future periods.

As of June 30, 2019 we had $1,942 of cash due from an employee of the Company and as of June 30, 2018 we had 0 of cash due from an employee of the Company.

The increase in cash due from an employee of the Company is attributable to PayPal erroneously charging the Company’s account for personal purchases made by the Company’s Chief Executive Officer. This amount due was repaid to the Company subsequent to the Company’s fiscal year end.

As of June 30, 2018 we had no Notes Receivable from Related Parties and as of June 30, 2019 we had $56,900 of Notes Receivable from Related Parties.

The increase in Notes Receivable from Related parties is attributable to the following loans made by the Company to Regen Biopharma, Inc., (“Regen”) a company under common control with us:

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

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

As of June 30, 2018 we had Accrued Interest Receivable from Related Parties of $0 and as of June 30, 2019 we had Accrued Interest Receivable from Related Parties of $14,208.

The increase in Accrued Interest Receivable from Related Parties is attributable to accrued interest earned by the Company on Notes Receivable and Convertible Notes Receivable issued to us by Regen Biopharma, Inc., a company under common control with us.

On June 30, 2018 we had Convertible Note Receivable from Related Party of $0 and as of June 30, 2019 we had Convertible Note Receivable from Related Party of $10,000.

The increase in Convertible Note Receivable from Related Party is attributable to the issuance to the Company by Regen Biopharma Inc. of a $350,000 Convertible Note convertible into the Series A Preferred shares of Regen Biopharma Inc. on September 30, 2018. $340,000 of the principal amount due was converted by the Company into 194,285, 714 of the Series A Preferred shares of Regen Biopharma Inc. during the Company’s fourth fiscal quarter of the Fiscal Year ended June 30, 2019.

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

As of June 30 , 2019 we had Investment Securities , Related Parties of $2,472,321 and as of June 30, 2018 we had Investment Securities , Related Parties of $0.

On July 3, 2018 Zander purchased 3,500,000 of the Series A preferred Shares of Regen Biopharma, Inc. owned by Entest Group, Inc. from Entest Group, Inc. On June 27, 2019 Zander converted $340,000 of the principal amount of a Convertible Note Receivable into 194,285,714 shares of the Series A Preferred stock of Regen Biopharma, Inc. All shares of Regen Biopharma, Inc. held by the Company are carried at fair value as of the measurement date which is June 30, 2019.

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

As of June 30, 2018 we had Accounts Payable of $1,087,969 and as of the same date ended 2019 we had Accounts Payable of $1,258,278.

The increase in Accounts Payable of approximately 16% is primarily attributable to $410,000 of fees payable to Contract Research Organizations incurred during the quarter ended September 30, 2018 offset by payment of trade obligations during the year ended June 30, 2019.

As of June 30, 2018 we had Accrued Expenses due to Related Parties of $0 and as of As of June 30, 2019 we had Accrued Expenses due to Related Parties of $43,761.

The increase in Accrued Expenses due to Related Parties is attributable to the recognition of Anniversary Fee Expenses and Minimum Royalties payable pursuant to the License Agreement entered into between Regen Biopharma, Inc. and the Company on June 23, 2015. On December 17, 2018 Regen Biopharma, Inc.(“Licensor”) , KCL Therapeutics, Inc. (“Assignee”) and Zander Therapeutics, Inc. (“Licensee”) entered into a LICENSE ASSIGNMENT AND CONSENT AGREEMENT whereby, with regards to certain intellectual property which was assigned by Regen Biopharma, Inc.(“Assigned Properties”) to its wholly owned subsidiary KCL Therapeutics, Inc., Licensor hereby transfers and assigns to Assignee all rights, duties, and obligations of Licensor under the Agreement with respect to the Assigned Properties , and Assignee agrees to assume such duties and obligations thereunder and be bound to the terms of the Agreement with respect thereto.

On June 30, 2019 we had Accrued Expenses of $97,290 and as of June 30, 2018 we had Accrued Expenses of 11,593.

The increase in Accrued Expenses of approximately $739% is attributable to:

$73,890 in net salaries accrued but unpaid during the twelve months ended June 30, 2019

$11,805 in License Fees due to Monash University accrued during the twelve months ended June 30, 2019.

Material Changes in Results of Operations

Revenues from continuing operations were $0 for the year ended June 30, 2018 and -0- for the year ended June 30, 2017. Net Losses from continuing operations were $2,181,505 for the year ended June 30, 2018 whereas the Company recognized Net Income from continuing operations of $308,516 for same period ended 2019. The increase in Net Income in 2019 was primarily attributable to the recognition by the Company of $2,097,321 related to changes in Fair Value of Investment Securities.

Operating Losses were $1,793,860 and $2,171,592 in the Fiscal Years ended 2019 and 2018, respectively. The decrease in Operating Loss of approximately 17% is primarily attributable to decreases in Research and Development and General and Administrative expenses recognized during the period ended 2019 as compares to the same period ended 2018.

As of June 30, 2019 we had $28,124 Cash on Hand and Current Liabilities of $1,899,329, such Liabilities consisting of Accounts Payable and Accrued Expenses.

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

As of August 14, 2019 we are not party to any binding agreements which would commit Zander to any material capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Zander Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Zander Therapeutics, Inc. (the "Company") as of June 30, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

August 30, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zander Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Zander Therapeutics, Inc. (the “Company”) as of June 30, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2017

Las Vegas, Nevada

September 17, 2018

Zander Therapeutics, Inc
BALANCE SHEETS
	As of	As of
	June 30, 2019	June 30, 2018
ASSETS
CURRENT ASSETS
Cash	$28,124	$370,313
Prepaid Expenses, Related Parties	—	66,239
Prepaid Expenses	83,895	650
Due From Related Party	—	35,000
Due from Former Employee	0	—
Due from Employee	1,942	—
Note Receivable Related Party	56,900	—
Accrued Interest Receivable	14,208	—
Total Current Assets	185,070	472,202
OTHER ASSETS
Convertible Note Receivable, Related Party	10,000	—
Investment Securities, Related Party	2,472,321	—
TOTAL OTHER ASSETS	2,482,321	—
Total Assets	$2,667,391	$472,202

LIABILITIES
Current Liabilities:
Accounts Payable	$1,258,278	$1,087,969
Notes Payable	500,000	—
Accrued Expenses, Related Parties	43,761	—
Accrued Expenses	97,290	11,593
Total Current Liabilities	1,899,329	1,099,562
Total Liabilities	$1,899,329	$1,099,562

STOCKHOLDERS' DEFICIT
Common Stock, Authorized 100,000,000, $0.0001 Par Value 6,583,001 shares and 4,758,001 shares issued and outstanding as of June 30, 2019 and June 30, 2018 respectively	658	475
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of June 30, 2019 and June 30, 2018
Series M Preferred Stock, $0.0001 par, Authorized 45,000,000 and 10,000,000 as of June 30 2019 and June 30,2018 39,210,000 shares outstanding as of June 30, 2019 and 9,000,000 shares outstanding at June 30, 2018	3,921	900
Common Stock subscribed for but unissued , 0 and 100,000 shares as of June 30, 2019 and June 30, 2018 respectively	—	100,000
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000 2200 and 200 shares outstanding as of June 30, 2019 and June 30, 2018 , respectively	—	—
Additional Paid In Capital	2,804,391	1,620,689
Contributed Capital, Related Party	413,878	413,878
Accumulated Deficit	(2,454,786)	(2,763,302)
Total Stockholders' Deficit	768,062	(627,359)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,667,391	$472,202.25

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
STATEMENTS OF OPERATIONS
	Year Ended	Year Ended
	June 30, 2019	June 30, 2018
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	110,000	100,000
License Fees	11,805.37	—
Contract Research Fees	416,636	1,569,584
Consulting Costs	35,962.16	150
Total Research and Development	574,404	1,669,734
General and Administrative:
General and Administrative, Paid By Related Party	—	68,600
General and Administrative	780,879	67,097
Total General and Administrative	780,879	135,697
Rent, Paid By Related Party	—	36792
Rent	72,000	—
Consulting:
Consulting Costs, Paid by Related Party	—	79,799
Consulting Costs	366,577	249,569
Total Consulting	366,577	329,368
Total Costs and Expenses	1,793,860	2,171,592

OPERATING LOSS	(1,793,860)	(2,171,592)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party	—	(9,913)
Interest Expense	(4,315)	—
Interest Income , Related Party	14,208	—
Change in Fair Value of Investment Securities, Related Party	2,097,321	—
Bad Debt Expense	(4,839)	—
Total Other Income ( Expenses)	2,102,376	(9,913)
NET INCOME ( LOSS) before taxes	308,516	(2,181,505)
Income Taxes	—	—
NET INCOME (LOSS)	$308,516	$(2,181,505)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,192	$(2,181,505)
BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$0.007	$(0.510)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,000,034	4,281,267

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc

	Common		Series M Preferred					Series AA Preferred
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed for but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2017	3,008,001	$301	7,500,000	$750	$120,814	$100,000	$228,687	—	$—	$(581,796)	$(131,244)
Additions to Contributed Capital							185,191				185,191
Common Shares Issued for Cash July 10, 2017	100,000	10			99,990	-100,000					0
Common Shares issued for Services July 10, 2017	500,000	50									50
Preferred Shares issued for Services July 10, 2017			100,000	10							10
Preferred Shares issued for Services August 21, 2017			1,400,000	140							140
Preferred Shares issued for Services September 15,2017								200	—		0
Common Shares issued for Cash October 30, 2017	900,000	90			899,910						900,000
Common Shares issued for Cash February 5, 2018	100,000	10			199,990						200,000
Common Shares issued for Cash February 27, 2018	150,000	15			299,985						300,000
Common Shares Subscribed but Unissued June 16, 2018						100,000					100,000
Net Loss										(2,181,505)	(2,181,505)
Balance June 30, 2018	4,758,001	$475	9,000,000	$900	$1,620,689	$100,000	$413,878	200	$—	$(2,763,302)	$(627,358)
Shares issued for Cash July 12, 2018	50,000	5	—	—	99,995	—	—	—	—	—	100,000
Shares issued for Cash August 21, 2018	550,000	55	—	—	599,945	-100,000	—	—	—	—	500,000
Shares issued for Cash September 6, 2018	150,000	15	—	—	199,985	—	—	—	—	—	200,000
Shares issued for Services September 6, 2018	250,000	26	—	—	6,479	—	—	—	—	—	6,505
Shares issued for Services September 13, 2018	275,000	28	—	—	7,567	—	—	—	—	—	7,594
Shares issued for Services January 29, 2019	—		30,000,000	3,000	261,627	—	—	—	—	—	264,627
Shares issued For Interest February 19, 2019	500,000	50	—	—	5,228	—	—	—	—	—	5,278
Shares issued for Services April 15, 2019	50,000	5			525						530
Shares issued for Services May 1, 2019			210,000	21	2,301						2,322
Shares issued for Services May 6, 2019					22			2,000			22
Net Income										308,516	308,516
Balance June 30, 2019	6,583,001	$658	39,210,000	$3,921	$2,804,391	$—	$413,878	2,200	$—	(2,454,786)	$768,062

The Accompanying Notes are an Integral Part of these Financial Statements

Zander Therapeutics, Inc
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$308,516	$(2,181,505)
Adjustments to reconcile Net Loss to net cash
Stock Issued for Expenses	198,808	162
Increase in Contributed Capital	—	185,189
Change in Fair Value of Investment Securities	(2,097,321)	—

Changes in Operating Assets and Liabilities
Increase in Accounts Payable	170,309	1,087,969
Increase (Decrease) in Accrued Expenses	129,461	(96,565)
Decrease in Due from Related Party	35,000	(35,000)
(Increase) Decrease in Prepaid Expenses	71,090	(66,854)
(Increase) in Due from Employee	(1,942)	—
(Increase) in Accrued Interest Receivable	(14,208)	—
Net Cash Used in Operating Activities	(1,200,289)	(1,106,604)

CASH FLOW FROM INVESTING ACTIVITIES
Issuance of Convertible Note Receivable	(350,000)	—
Cash Paid for Investment Securities	(35,000)	—
Issuance of Notes Receivable	(56,900)	—
Net Cash Used by Investing Activities	(441,900)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash	800,000	1,500,000
Cash Proceeds from ( Reduction In) Notes Payable	500,000	(119,089)
Net Cash provided by Financing Activities	1,300,000	1,380,911

Net Increase (Decrease) in Cash	(342,189)	274,308

Cash at Beginning of Period	370,313	96,005
Cash at End of Period	$28,124	$370,313

Supplemental Cash Flow Information:
Interest Paid	$—	$12,642
Income Taxes Paid	$—	$—
Supplemental Disclosure of Noncash Investing and Financing Activity
Securities received in satisfaction of Convertible Note Receivable	$340,000	$—
Common Shares issued, previously subscribed and paid for	$100,000	$—

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc.

Notes to Financial Statements

As of June 30, 2019

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of  June 30, 2019 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of June 30, 2019.

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

The following Summarizes the Company’s issuance of stock for nonemployee services for the year ended June 30, 2019:

Common Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2018	500,000	$50
Unvested Shares	0	$—
Vested Shares	500,000	$50
Vested Shares issued during the Year Ended June 30, 2019	575,000	$14,670
Balance June 30, 2019	1,075,000	$7,870

Series M Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2018	7,500,000	$750
Unvested Shares	0	$—
Vested Shares	7,500,000	$750
Vested Shares issued during the Year Ended June 30, 2019	10,210,000	$91,567
Balance June 30, 2019	17,710,000	$53,107

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

250,000 of the Common Shares of the Company September 6, 2018:

Fair Value of Intellectual Property as of September 6, 2018	$5,447
Due from Related Party as of September 6, 2018	$300,000
Investment Securities as of September 6, 2018	$31,850
Prepaid Expenses as of September 6, 2018	$46,697
Accrued Expenses as of September 6, 2018	$11,593
Accounts Payable as of September 6, 2018	1,082,563
Enterprise Value as of September 6, 2018 (subtotal)	$1,478,150
Less Total Debt:	$(1,094,156)
Portion of Enterprise Value attributable to Shareholders:	$383,994
Per Shares Portion of Enterprise Value attributable to Shareholders	$0.0262

275,000 of the Common Shares of the Company September 13, 2018:

Fair Value of Intellectual Property as of September 13, 2018	$5,447
Due from Related Party as of September 13, 2018	$300,000
Investment Securities as of September 13, 2018	$63,000
Prepaid Expenses as of September 13, 2018	$46,697
Accrued Expenses as of September 13, 2018	$11,593
Accounts Payable as of September 13, 2018	1,083,402
Enterprise Value as of September 13, 2018 (subtotal)	$1,510,139
Less Total Debt:	$(1,094,995)
Portion of Enterprise Value attributable to Shareholders:	$415,143
Per Shares Portion of Enterprise Value attributable to Shareholders	$0.0276

10,000,000 of the Series M Preferred Shares of the Company issued on January 29, 2019:

Fair Value of Intellectual Property as of January 29, 2019	5,447
Investment Securities as of January 29, 2019	14,000
Note Receivable	8,500
Interest Receivable	5,744
Convertible Note Receivable	350,000
Prepaid Expenses , Related Party	2,552
Prepaid Unrelated	6,153
Due from Former Employee	4,838
Accounts Payable	1,370,556
Accrued Expenses	68,050
Enterprise Value as of January 29,2019	1,835,840
Less Total Debt	(1,438,606)
Portion of Enterprise Value attributable to shareholders	397,234
Fair Value per share	0.0088209

50,000 of the common shares of the Company issued on April 15,2019

Fair Value of Intellectual Property as of April 15, 2019	1,500
Investment Securities as of April 15, 2019	12,250
Note Receivable	13,500
Due from Former Employee	4,838
Due From Employee	254
Prepaid Expenses	90,746
Convertible Note Receivable	350,000
Accrued Interest Receivable	9,520
Accrued Expenses Related Party	20,656
Accrued Expenses	42,606
Accounts Payable	1,270,906
Notes Payable	500,000
Enterprise Value April 15, 2019	2,316,776
Less Total Debt	(1,834,168)
Portion of Enterprise Value attributable to shareholders	482,608
Fair Value per share	0.010599

210,000 of the Series M Preferred Shares of the Company issued on May 1, 2019

Fair Value of Intellectual Property as of May 1, 2019	1,500
Investment Securities as of May 1, 2019	14,350
Note Receivable	33,500
Due from Former Employee	4,838
Due From Employee	254
Prepaid Expenses	89,434
Convertible Note Receivable	350,000
Accrued Interest Receivable	10,329
Accrued Expenses Related Party	25,277
Accrued Expenses	43,542
Accounts Payable	1,271,390
Notes Payable	500,000
Enterprise Value May 1, 2019	2,344,414
Less Total Debt	(1,840,209)
Portion of Enterprise Value attributable to shareholders	504,205
Fair Value per share	0.0110612

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

The following Summarizes the Company’s issuance of stock for employee compensation for the year ended June 30, 2019

Series M Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2018	1,500,000	$150
Unvested Shares	0	$—
Vested Shares	1,500,000	$150
Vested Shares issued during the Year Ended June 30, 2019	2,000,0000	$176,418
Balance June 30, 2019	2,150,0000	$164,120

Series AA Preferred Shares
	Number of Shares	Weighted Average Fair Value
Balance July 1, 2018	200	$—
Unvested Shares	0	$—
Vested Shares	200	$—
Vested Shares issued during the Year Ended June 30, 2019	2000	$22
Balance June 30, 2019	2200	$20

In determining Fair Value for shares issued to employees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

20,000,000 of the Series M Preferred Shares of the Company issued on January 29, 2019:

Fair Value of Intellectual Property as of January 29, 2019	5,447
Investment Securities as of January 29, 2019	14,000
Note Receivable	8,500
Interest Receivable	5,744
Convertible Note Receivable	350,000
Prepaid Expenses , Related Party	2,552
Prepaid Unrelated	6,153
Due from Former Employee	4,838
Accounts Payable	1,370,556
Accrued Expenses	68,050
Enterprise Value as of January 29,2019	1,835,840
Less Total Debt	(1,438,606)
Portion of Enterprise Value attributable to shareholders	397,234
Fair Value per share	0.0088209

2,000 of the Series AA preferred stock of the Company issued on May 6, 2019

Fair Value of Intellectual Property as of May 6, 2019	1,500
Investment Securities as of May 6 2019	10,850
Note Receivable	38,500
Due from Former Employee	4,838
Due From Employee	254
Prepaid Expenses	90,877
Convertible Note Receivable	350,000
Accrued Interest Receivable	8,940
Accrued Expenses Related Party	30,332
Accrued Expenses	45,026
Accounts Payable	1,270,835
Notes Payable	500,000
Enterprise Value May 6, 2019	2,351,952
Less Total Debt	(1,846,193)
Portion of Enterprise Value attributable to shareholders	505,759
Fair Value per share	0.0110444

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $2,454,786 during the period from June 18, 2015 (inception) through June 30, 2019. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. During the year ended June 30, 2019 the Company raised $800,000 through the sale of equity securities for cash.

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

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285,714 shares of the Series A Preferred stock of Regen ( See Note 6)

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018.

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

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to the Agreement abovementioned entered into on June 23, 2015.

NOTE 5. INVESTMENT SECURITIES

On July 3, 2018 the Company purchased 3,500,000 of the Series A Preferred shares of Regen Biopharma, Inc from Entest Group, Inc. for consideration consisting of $35,000 .

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285, 714 shares of the Series A Preferred stock of Regen as per the terms and conditions of the Note.

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of June 30, 2019.

As of June 30, 2019:

197,785,714	Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Change in Fair Value	Change in Fair Value during the year ended June 30, 2019
$375,000	$2,472,321	$2,097,321	$2,097,321

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

On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285,714 shares of the Series A Preferred stock of Regen. The principal balance outstanding of the Note is $10,000 as of June 30, 2019.

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

All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement abovementioned ( Note 4) originally entered into by Zander and Regen on June 23, 2015

NOTE 7: NOTES RECEIVABLE, RELATED PARTY

As of June 30, 2019 Regen Biopharma Inc. is indebted to Zander in the amount of $56,900.

On January 10, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable January 10, 2020.

On January 14, 2019 Zander loaned $2,000 to Regen. The loan bears simple interest at 10% and is due and payable January 14, 2020.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications. All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement abovementioned ( Note 4) originally entered into by Zander and Regen on June 23, 2015.

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

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as June 30, 2019:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 6,583,001 shares issued and outstanding.

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 45,000,000 is designated as Series M Preferred Stock: 39,210,000 shares of Series M Preferred Stock are issued and outstanding as of June 30, 2019

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

(b) 1,000,000 is designated as Series AA Preferred Stock: 2,200 shares of Series AA Preferred Stock are issued and outstanding as of June 30, 2019.

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

NOTE 10. INCOME TAXES

As of June 30, 2019

Deferred tax assets:
Net operating tax carry forwards	$514,488
Other	-0-
Gross deferred tax assets	514,488
Valuation allowance	(514,488)
Net deferred tax assets	$-0-

As of June 30, 2019 the Company has a Deferred Tax Asset of $514,488 completely attributable to net operating loss carry forwards of approximately $2,454,786   (which expire 20 years from the date the loss was incurred).

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

NOTE 11. BAD DEBT EXPENSE

The Company has determined that collectability of $4,839 that had been overpaid to the Company’s former president which is receivable by the Company is not likely to be collected and has recognized a bad debt expense in that amount during the quarter ended June 30, 2019.

NOTE 12. STOCK TRANSACTIONS

Common Stock

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

On February 19, 2019 the Company issued 500,000 of its common shares as a one time interest charge on a $500,000 Promissory Note.

On April 15, 2019 the Company issued 50,000 of its common shares to a member of the Company’s Business Advisory Board as consideration for services.

Series M Preferred Stock

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services.

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares to Todd Caven, the Company’s Chief Financial Officer, as compensation for services.

On January 29, 2019 the Company issued 10,000,000 of its Series M Preferred Shares to Dr. Harry Lander as compensation for nonemployee services pursuant to an agreement by and between Dr. Lander and the Company entered into on January 23, 2019 whereby Dr. Lander agreed to provide services as the Company’s Senior Scientific Consultant. Pursuant to the Agreement, Dr. Lander will assist the Company with its development of therapies involving checkpoint NR2F6 and commercial anti-parasitic therapies.

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

On May 1, 2019 the Company issued 10,000 of its Series M Preferred Shares to a member of the Company’s Business Advisory Board as consideration for services.

On May 1, 2019 the Company issued an aggregate of 200,000 of its Series M Preferred Shares to two members of the Company’s Scientific Advisory Board as consideration for services.

Series AA Preferred Stock

On May 6, 2019 the Company issued 2,000 of its Series AA Preferred Shares to David Koos, the Company’s Chairman and Chief Executive Officer, as compensation for services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 13, 2019, the Board of Directors of the Registrant, acting as the Registrant's Audit Committee, approved the engagement of BF Borgers CPA PC (“Borgers”) as its independent auditor. On same date, the accounting firm of Borgers was engaged as the Registrant's new independent registered public accounting firm.

During the Registrant's most two most recent fiscal years there were no disagreements with Borgers , the Company’s independent registered public accounting firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Borger’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Registrant's financial statements.

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

(c) There have been no changes during the quarter ended June 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting

Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos has served as Chairman of the Board of Directors, Chief Executive Officer, Secretary and Treasurer from inception to the date of this document. David R. Koos has served as and Acting Chief Financial Officer of the Company since inception to February 2017. David R. Koos has served as president of the Company since inception to February 2017.

Education:

DBA - Finance (December 2003)

Atlantic International University

Ph.D. - Sociology (September 2003)

Atlantic International University

MA - Sociology (June 1983)

University of California - Riverside, California

Five Year Employment History:

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Account Officer	Entest Group, Inc	June 19, 2009 to December 8, 2018
Chairman and CEO	Regen Biopharma, Inc.	April 24, 2012 to Present
Acting CFO	Regen Biopharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen Biopharma, Inc.	May 29, 2013 to October 9, 2013
Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc	June 19, 2009 to March 31, 2010
Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc	August 8, 2011 to December 8, 2018
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to Present; June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019

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

Executive Compensation

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	Restricted Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)	($)	($)	($)	($)	($)
David Koos, Chief Executive Officer	2019	166,670	*	12,223	88,222	0	0	0	0	0	267,115
	2018	0	**	0	3.6	0	0	0	0	0	3.6
Todd S. Caven, Chief Financial Officer	2019	138,836***		0	88,200	0	0	0	0	0	227,036
	2018	0		0	0	0	0	0	0	0	0
Harry Lander, President and Chief Scientific Officer	2019	100,002****		0	0	0	0	0	0	0	100,002
( resigned 1/22/2019)	2018	0		$11,904	0	0	0	0	0	0	$11,904

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

* Does not include $9,444 of salary earned but unpaid by the Company during the fiscal year ended June 30, 2018 paid during the fiscal year ended 2019. Does not include 33,334 salary earned but unpaid during the fiscal year ended June 30, 2019.

*** Does not include $50,001 of salary earned but unpaid by the Company during the fiscal year ended June 30, 2019.

**** Includes $4,838 in salary overpayments fully reserved by the Company.

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

Todd S. Caven

On August 21st 2017 Todd S. Caven and the Company entered into a written employment agreement (“Caven Agreement”). Pursuant to the Caven Agreement, Caven shall be granted the title of Chief Financial Officer of the Company subject to the authority of the Company's Chief Executive Officer . The Term of the Caven Agreement shall commence on August 15, 2017 and shall expire on August 14, 2019 (“Employment Period”). The Employment Period may be extended by the mutual consent of the parties. During the Employment Period, Company shall pay Caven salary as follows:

During the period commencing the first day subsequent to the end of that month in which the successful completion by the Company of the Capital Raise (Company shall have sold equity or debt securities generating net cash proceeds to the Company of Two Million Dollars or more) shall have occurred and ending upon the expiration of the Employment Period, Company shall pay Caven salary at the rate of $16,667 per month prorated for any partial employment month ("Salary"). Salary shall be paid on a monthly basis (“Payday”). In the event that Payday falls on a Saturday, Sunday or holiday, Salary shall be paid on the next business day. Salary may be paid, at the Company’s sole discretion, either in:

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

During the period commencing the first day subsequent to the end of that month in which the Company shall have sold equity or debt securities generating net cash proceeds to the Company of Two Million Dollars or more and ending upon the expiration of the Employment Period, Company shall pay Lander salary at the rate of $16,667 per month prorated for any partial employment month ("Salary"). Salary shall be paid on a monthly basis (“Payday”). In the event that Payday falls on a Saturday, Sunday or holiday, Salary shall be paid on the next business day. Salary may be paid, at the Company’s sole discretion, either in:

(a)	cash, or
(b)	10,000 shares of the Company’s Series M Preferred stock (“Stock Payment”)
(c)	Registered shares of the Company's common stock (number of shares to be issued to the Lander = salary / previous day's closing price prior to submitting issuance documents to the transfer agent).

Harry Lander resigned from all positions with the Company on January 22, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock as of August 14, 2019 for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 6,583,001 common shares outstanding as of August 14, 2019

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Brian Devine	2,775,000	(a)	42%
	P.O. Box 1305
	Rancho Santa Fe, CA 92067
Common	David Koos
	c/o Zander Therapeutics Inc.	1,267,096	(b)	19%
	4700 Spring Street
	La Mesa CA 91941
Common	Regen Biopharma, Inc.	47,0588		7%
	4700 Spring Street
	La Mesa CA 91941
Common	Joey Herrick	35,0000		5%

Common	All Officers and Directors as a Group	1,267,096	(b)	42%

(a)	Includes 2,075,000 common shares held by The Devine Family Trust for which Brian Devine serves as Trustee. Includes 300,000 common shares held by The Brian Devine Jr. Irrevocable Trust for which Brian Devine serves as Trustee. Includes 300,000 common shares held by The Brook Devine Irrevocable Trust for which Brian Devine serves as Trustee. Includes 100,000 common shares held by The Devine Descendants. Irrevocable Trust for which Brian Devine serves as Trustee.

(b)	Includes 470,588 common shares held by Regen Biopharma, Inc. for which David Koos serves as Chief Executive Officer and Director.

Based on 39, 210,000 Series M Preferred Shares outstanding as of August 14, 2019

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Series M	David Koos
	c/o Zander Therapeutics Inc.	14,225,000	(a)	36%
	4700 Spring Street
	La Mesa CA 91941
Series M	Regen Biopharma, Inc.	725,000		7%
	4700 Spring Street
	La Mesa CA 91941
Series M	Todd Caven	10,500,000		27%
	c/o Zander Therapeutics Inc.
	4700 Spring Street
	La Mesa CA 91941
Series M	Harry Lander	10,500,000		27%
	6653 Aranda Avenue
	La Jolla CA
Series M	All Officers and Directors as a Group	24,725,000	(a)	63%

(a)	Includes 725,000 shares held by Regen Biopharma, Inc.

Based on 2,200 Series AA Preferred Shares outstanding as of August 14, 2019

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Series AA	David Koos
	c/o Zander Therapeutics Inc.	2,200	100%
	4700 Spring Street
	La Mesa CA 91941
Series AA	All Officers and Directors as a Group	2,200	100%

Item 13. Certain Relationships and Related Transactions, and Director Independence

whereby Regen granted to The Company an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by Regen (“ License IP”) for non-human veterinary therapeutic use for a term of fifteen years.

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

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285,714 shares of the Series A Preferred stock of Regen ( See Note 6)

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018.

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

On April 11, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable April 11, 2020.

On April 30, 2019 Zander loaned $20,000 to Regen. The loan bears simple interest at 10% and is due and payable April 30, 2020.

On May 3, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 3, 2020.

On May 9, 2019 Zander loaned $400 to Regen. The loan bears simple interest at 10% and is due and payable May 9, 2020.

On May 29, 2019 Zander loaned $5,000 to Regen. The loan bears simple interest at 10% and is due and payable May 29, 2020.

On May 31, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable May 31, 2020.

On June 6, 2019 Zander loaned $4,000 to Regen. The loan bears simple interest at 10% and is due and payable June 6, 2020.

On June 14, 2019 Zander loaned $3,000 to Regen. The loan bears simple interest at 10% and is due and payable June 14, 2020.

All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to the Agreement abovementioned entered into on June 23, 2015.

Zander , Regen and KCL Therapeutics, Inc. are under common control. David Koos who serves as Chairman and Chief Executive officer of Zander serves in the same capacities at both Regen and KCL Therapeutics, Inc. Todd Caven who serves as a Director and Chief Financial Officer of Zander serves as Chief Financial Officer of Regen and KCL Therapeutics, Inc.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by AMC Auditing during the period beginning July 1, 2017 and ending June 30, 2018:

Audit Fees	$11,823

The following table sets forth the aggregate fees billed to us by AMC Auditing during the period beginning July 1, 2018 and ending June 30, 2019:

Audit Fees	$8,523
Audit Related Fees	$7,000
Tax Fees	0
All Other Fees	0
$15,523

The following table sets forth the aggregate fees billed to us by Prager Metis CPA’s LLP during the period beginning July 1, 2018 and ending June 30, 2019:

Audit Related Fees	$3,500

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC during the period beginning July 1, 2018 and ending June 30, 2019:

Audit Related Fees	$10,800

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended June 30, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

Item 15. Exhibit Index

Exhibit No.	Description
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANESE-OXLEY ACT OF 2002
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
10.1	350,000 Convertible Note*
10.2	Common Share Purchase Agreement 100,000 shares (incorporated by reference to Exhibit 10.25 of the Company’s 10-K for the year ended June 30, 2018)
10.2	Agreement with Joey Herrick (incorporated by reference to Exhibit 10.23 of the Company’s 10-K for the year ended June 30, 2018)
10.3	Common Share Purchase Agreement 50,000 shares (incorporated by reference to Exhibit 10.21 of the Company’s 10-K for the year ended June 30, 2018)
10.4	Common Share Purchase Agreement 50,000 shares(incorporated by reference to Exhibit 10.26 of the Company’s 10-K for the year ended June 30, 2018)
10.5	Common Share Purchase Agreement 50,000 shares(incorporated by reference to Exhibit 10.22 of the Company’s 10-K for the year ended June 30, 2018)
10.6	Common Share Purchase Agreements 500,000 shares (incorporated by reference to Exhibit 10.21 of the Company’s 10-K for the year ended June 30, 2018)
10.6	Sublease **
10.7	Monash License***
10.8	Agreement with Harry Lander (a)
10.9	Agreement with John Lazor (b)
10.1	Note Payable****
10.11	Agreement with David Cheresh (c)
10.12	Agreement with Judith Varner (d)
3	Amendment to Certificate of Designation of the Company’s Series M Preferred Stock (e)

* Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K dated 10/2/2018
** Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K dated 11/16/2018
*** Incorporated by Reference to Exhibit 10.1 of the Company's Form 10-Q filed 1/23/2019
(a) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 1/25/2019
(b) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/12/2019
(c) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/18/2019
(d) incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed 4/25/2019
**** Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed 5/31/2019
(e) incorporated by reference to Item 5.03 of the Company’s Form 8-K filed 4/8/2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer
Date:	August 30, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Chief Financial Officer, Director
Date:	August 30, 2019

