Form 10-Q
period 2019-09-30
Zander Therapeutics, Inc
filed 2019-10-25
CIK 1718644

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2019 there were 6,583,001 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zander Therapeutics, Inc

Condensed Balance Sheets

	As of September 30, 2019 (Unaudited)	As of June 30, 2019
ASSETS
CURRENT ASSETS
Cash	$4,524	$28,124
Prepaid Expenses, Related Parties	0	—
Prepaid Expenses	74,298	83,895
Due From Related Party	0	—
Due from Former Employee	0	0
Due from Employee	1,071	1,942
Note Receivable Related Party	64,400	56,900
Accrued Interest Receivable	20,274	14,208
Total Current Assets	164,567	185,070
OTHER ASSETS
Convertible Note Receivable, Related Party	10,000	10,000
Investment Securities, Related Party	593,357	2,472,321
TOTAL OTHER ASSETS	603,357	2,482,321
Total Assets	$767,925	$2,667,391

LIABILITIES
Current Liabilities:
Accounts Payable	1,269,041	$1,258,278
Notes Payable	500,000	500,000
Notes Payable, Related Parties	25,500
Accrued Expenses, Related Parties	89,529	43,761
Accrued Expenses	203,037	97,290
Total Current Liabilities	2,087,107	1,899,329
Total Liabilities	2,087,107	$1,899,329

STOCKHOLDERS' DEFICIT
Common Stock, Authorized 100,000,000, $0.0001 Par Value 6,583,001 shares issued and outstanding as of September 30, 2019 and June 30, 20198 respectively	658	658
Preferred Stock, $0.0001 par value Authorized 50,000,000 as of September 30, 2019 and June 30, 2019
Series M Preferred Stock, $0.0001 par, Authorized 45,000,000 as of September 30 2019 and June 30,2019; 39,210,000 shares outstanding as of September 30, 2019 and June 30, 2019	3,921	3,921
Series AA Preferred Stock, $0.0001 par, Authorized 1,000,000; 2,200 shares outstanding as of September 30, 2019 and June 30, 2019		—
Additional Paid In Capital	2,804,391	2,804,391
Contributed Capital, Related Party	413,878	413,878
Accumulated Deficit	(4,542,030)	(2,454,786)
Total Stockholders' Deficit	(1,319,182)	768,062
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	767,925	$2,667,391

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc

Condensed Statements of Operations

(Unaudited)

	Quarter Ended
	September 30, 2019	September 30, 2018 (as restated)
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Research and Development:
License Fees Due to Related Party	27,425	27,425
License Fees	5,745	0
Contract Research Fees	0	410,000
Consulting Costs	8,812	14,383
Total Research and Development	41,981	451,808
General and Administrative:
General and Administrative, Paid By Related Party
General and Administrative	106,420	180,836
Total General and Administrative	106,420	180,836
Rent, Paid By Related Party
Rent	18,000	12,000
Consulting:
Consulting Costs, Paid by Related Party
Consulting Costs	47,306	153,645
Total Consulting	47,306	153,645
Total Costs and Expenses	213,707	798,289

OPERATING LOSS	(213,707)	(798,289)
OTHER INCOME AND EXPENSES
Interest Expense, Related Party	(332)
Interest Expense	(964)
Interest Income , Related Party	6,066
Change in Fair Value of Investment Securities, Related Party	(1,878,964)	26,250
Bad Debt Expense
Other income	657
Total Other Income ( Expenses)	(1,873,537)	26,250
NET INCOME ( LOSS) before taxes	(2,087,245)	(772,039)
Income Taxes
NET INCOME (LOSS)	(2,087,245)	(772,039)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	(2,087,245)	(772,039)
BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$(0.317)	$(0.144)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6583001	5359375

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
For the Period from July 1, 2018 to September 30, 2018
(unaudited)

	Common		Series M Preferred					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2018	4,758,001	$475	9,000,000	$900	$1,620,689	$100,000	$413,878	200	$—	$(2,763,302)	$(627,358)
Shares issued for Cash; July 12, 2018	50,000	5	—	—	99,995	—	—	—	—	—	100,000
Shares issued for Cash; August 21, 2018	550,000	55	—	—	599,945	(100,000)	—	—	—	—	500,000
Shares issued for Cash; September 6, 2018	150,000	15	—	—	199,985	—	—	—	—	—	200,000
Shares issued for Services; September 6, 2018	250,000	26	—	—	6,479	—	—	—	—	—	6,505
Shares issued for Services; September 13, 2018	275,000	28	—	—	7,567	—	—	—	—	—	7,594
Net Loss for the quarter ended 9/30/2018										(772,039)	(772,039)
Balance September 30, 2018	6,033,001	$603	9,000,000	$900	$2,534,688	$—	$413,878	200	$—	$(3,535,341)	$(585,272)

Zander Therapeutics, Inc
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
For the Period from July 1, 2019 to September 30, 2019
(unaudited)

	Common		Series M Preferred					Series AA
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscribed For but Unissued	Contributed Capital	Shares	Amount	Accumulated Deficit	Total
Balance June 30, 2019	6,583,001	$658	39,210,000	$3,921	2,804,391	$—	$413,878	2,200	$—	$(2,454,786)	$768,062
Net Loss for the quarter ended 9/30/2019										(2,087,245)	(2,087,245)
Balance September 30, 2019	6,583,001	$658	39,210,000	$3,921	2,804,391	$—	$413,878	2,200	$—	$(4,542,030)	$(1,319,182)

The Accompanying Notes are an Integral Part of these Financial Statements

Zander Therapeutics, Inc
CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended
	September 30, 2019	September 30, 2018 (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,087,245)	(772,039)
Adjustments to reconcile Net Loss to net cash
Stock Issued for Expenses		7622
Increase in Contributed Capital
Change in Fair Value of Investment Securities	1,878,964	(26250)

Changes in Operating Assets and Liabilities
Increase in Accounts Payable	10,764	255065
Increase (Decrease) in Accrued Expenses	151,514	(3158)
Decrease in Due from Related Party		35000
(Increase) Decrease in Prepaid Expenses	9,597	27453
(Increase) in Due from Unrelated Party		(7100)
(Increase) in Due from Employee	871
(Increase) in Accrued Interest Receivable	(6,066)
Net Cash Used in Operating Activities	(41,600)	(483,407)

CASH FLOW FROM INVESTING ACTIVITIES
Issuance of Convertible Note Receivable		(350,000)
Cash Paid for Investment Securities		(35,000)
Issuance of Notes Receivable	(7,500)
Net Cash Used by Investing Activities	(7,500)	(385,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Cash		800,000
Cash Proceeds from (Reduction In) Notes Payable	25,500
Net Cash provided by Financing Activities	25,500	800,000

Net Increase (Decrease) in Cash	(23,600)	(68,407)

Cash at Beginning of Period	28,124	370,313
Cash at End of Period	$4,524	301,906

Supplemental Cash Flow Information:

Interest Paid	0	0
Income Taxes Paid	0	0
Supplemental Disclosure of Noncash Investing and Financing Activity
Common Shares issued, previously subscribed and paid for		$100,000

The Accompanying Notes are an Integral Part of These Financial Statements

Zander Therapeutics, Inc.

Condensed Notes to Financial Statements

As of September 30, 2019

The accompanying unaudited interim condensed financial statements of Zander Therapeutics, Inc. (“Zander” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the United States Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K for the year ended June 30, 2018. In general, interim disclosures do not repeat those contained in the annual statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet at June 30, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The Company has adopted the provisions of this ASU effective the fiscal year ended 2018. This guidance did not have a material impact on the Company’s Financial Statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $4,542,030 during the period from June 18, 2015 (inception) through September 30, 2019. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 30, 2018 Regen Biopharma, Inc. (“Regen”) issued a convertible promissory note in the principal amount of $350,000 (“Note”) to Zander Therapeutics, Inc. (“Zander”). A one time interest charge of 10% of the principal amount shall be applied to the principal amount of the Note. The Maturity Date is twenty four months after September 30, 2018 and is the date upon which the Principal Sum of this Note, as well as any unpaid interest and other fees, shall be due and payable. On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285,714 shares of the Series A Preferred stock of Regen ( See Note 6)

On November 16, 2018 Zander entered into a sublease agreement with BST Partners (“BST”) whereby Zander would sublet office space located at 4700 Spring Street, Suite 304, La Mesa, California 91942 from BST on a month to month basis for $6,000 per month beginning November 5, 2018. Currently the Company is $18,000 in arrears to BST.

BST is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.$500 of the principal amount remains outstanding.

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

On July 1, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

On July 3, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 3, 2020.

On July 15, 2019 Zander loaned $3,500 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to the Agreement abovementioned entered into on June 23, 2015.

On July 9, 2019 BST loaned $10,000 to the Company. The loan bears interest at simple 10% and is due and payable July 9, 2020.

On August 30, 2019 BST loaned $10,000 to the Company. The loan bears interest at simple 10% and is due and payable August 30, 2020.

On September 25, 2019 BST loaned $5,000 to the Company. The loan bears interest at simple 10% and is due and payable September 25, 2020.

BST is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

On July 10, 2019 the Company was loaned $500 by Mine Dawg, Inc. The loan bears interest at simple 10% and is due and payable July 10, 2020.

Mine Dawg, Inc. is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

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

The Series A Preferred shares of Regen Biopharma, Inc. described above constitute the Company’s sole investment securities as of June 30, 2019.

As of June 30, 2019:

197,785,714 Series A Preferred shares of Regen Biopharma, Inc

Basis	Fair Value	Change in Fair Value	Change in Fair Value during the quarter ended September 30, 2019
$375,000	$593,357	$218357	$(1,878,964)

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

On June 27, 2019 Zander converted $340,000 of the principal amount of the Note into 194,285,714 shares of the Series A Preferred stock of Regen. The principal balance outstanding of the Note is $10,000 as of September 30, 2019.

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

As of September 30, 2019 Regen Biopharma Inc. is indebted to Zander in the amount of $64,400.

On January 17, 2019 Zander loaned $1,500 to Regen. The loan bears simple interest at 10% and is due and payable January 17, 2020.$500 of the principal amount remains outstanding.

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

On July 1, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

On July 3, 2019 Zander loaned $6,000 to Regen. The loan bears simple interest at 10% and is due and payable July 3, 2020.

On July 15, 2019 Zander loaned $3,500 to Regen. The loan bears simple interest at 10% and is due and payable July 1, 2020.

All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to the Agreement abovementioned entered into on June 23, 2015.

Zander and Regen are under common control. David Koos serves as Chairman & CEO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Todd S. Caven serves as CFO of both Regen BioPharma, Inc. and Zander Therapeutics Inc. Koos, Caven also serve as a Director of Zander Therapeutics, Inc. Zander Therapeutics, Inc. is the sole licensee of Regen's NR2F6 intellectual property for veterinary applications. All of Zander, Regen and KCL Therapeutics are agreeable that Zander shall be permitted at its option to apply any unpaid overdue liability of Regen ( including any and all accrued interest on promissory notes) towards any Anniversary fees and/or Minimum Royalties that may be payable by Zander pursuant to that license agreement abovementioned ( Note 4) originally entered into by Zander and Regen on June 23, 2015

NOTE 8: NOTES PAYABLE, RELATED PARTY

As of September 30, 2019 the Company is indebted to BST Partners (“BST) in the principal amount of $25,000

On July 9, 2019 BST loaned $10,000 to the Company. The loan bears interest at simple 10% and is due and payable July 9, 2020.

On August 30, 2019 BST loaned $10,000 to the Company. The loan bears interest at simple 10% and is due and payable August 30, 2020.

On September 25, 2019 BST loaned $5,000 to the Company. The loan bears interest at simple 10% and is due and payable September 25, 2020.

BST is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

As of September 30, 2019 the Company is indebted to Mine Dawg, Inc. in the principal amount of $500

On July 10, 2019 the Company was loaned $500 by Mine Dawg, Inc. The loan bears interest at simple 10% and is due and payable July 10, 2020.

Minedawg, Inc. is controlled by David Koos, Zander’s Chairman and Chief Executive Officer.

NOTE 9: NOTES PAYABLE

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

As of September 30, 2019 the principal amount of $500,000 remains outstanding on the aforementioned Note

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as September 30, 2019:

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

Preferred Stock, $0.0001 par value, 50,000,000 shares authorized of which

(a) 45,000,000 is designated as Series M Preferred Stock: 39,210,000 shares of Series M Preferred Stock are issued and outstanding as of September 30, 2019

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series M Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series M Preferred Stock owned by such holder times one (1).

(b) 1,000,000 is designated as Series AA Preferred Stock: 2,200 shares of Series AA Preferred Stock are issued and outstanding as of September 30, 2019.

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

NOTE 11: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS.

Subsequent to the original issuance of Zander’s quarterly financial statements for the periods ended September 30, 2018 the Company determined that it had improperly accounted for the Related Party Note Receivable  entered into on September 30, 2018. The Company had recognized a derivative asset, and a gain on the derivative, of $1,416,666 upon issuance. The Company also derecognized $12,557 of consulting expenses and recognized $13,033 of Research and Development consulting expenses.

For the Quarter Ended September 30, 2018:

The inclusion in Retained Deficit of $13,033 of Research and Development Expenses incurred by the Company

The inclusion in Accounts Payable of $13,033 of Research and Development Expenses incurred by the Company

The derecognition in Accounts Payable of $12,557 of Consulting Expenses incurred by the Company

The derecognition in Retained Deficit of $12,557 of Consulting Expenses incurred by the Company.

The derecognition of a Derivative Asset valued at $1,416,666

The derecognition from Retained Deficit of $1,416,666 of Gain on Derivative

The recognition during the Quarter ended September 30, 2018 of $13,033 of Research and Development Expenses incurred by the Company

The derecognition during the quarter ended September 30, 2018 of $12,557 of Consulting Expenses incurred by the Company.

The derecognition during the Quarter ended September 30, 2018 of a $1,416,666 of Gain on Derivative

Cumulative Effect of Restatement of Previously Issued Financial Statements:

For Quarter Ended September 30, 2018

Balance Sheet
	As Originally Presented	Adjustments	As Restated
Derivative Asset, Related Party	1,416,666	(1,416,666)	0
Accounts Payable	1,342,558	476	1,343,034
Accumulated Deficit	(2,125,299)	(1,410,042)	(3,535,341)
Total Stockholder's Equity	824,770	(1,410,042)	(585,272)

Statement of Operations
	As Originally Presented	Adjustments	As Restated
Consulting Costs, Research and Development	1,350	13,033	14,383
Total Research and Development	438,775	13,033	451,808
Consulting Expense	172,302	(19,657)	153,645
Operating Loss	(804,913)	6624	(798,289)
Change in Value of Derivative Asset	1,416,666	(1,416,666)	0
Net Income (Loss)	638,003	(1,410,042)	(772,039)
Earnings ( Loss) Per Share	0.119	(0.263)	(0.144)

Statement of Cash Flow
	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	638,003	(1,410,042)	(772,039)
Increase in Accounts Payable	254,589	476	255,065
Change in Value of Derivative Asset	(1,416,666)	1,416,666	0

NOTE 12: SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance noting no material subsequent events to report.

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

As of September 30, 2019 we had Cash of $4,524 and as of June 30, 2019 we had Cash of $28,124

The decrease in cash of approximately 83.91% is primarily attributable to cash expended in the operation of the business of the registrant along with net loans made by the Company of $7,500 to Regen Biopharma, Inc., a related party, partially offset by net borrowings by the Company of $25,500 as well as $657 of cashback issued to the Company as part of a credit card rewards program.

As of September 30, 2019 we had Prepaid Expenses of $74,298 and as of June 30, 2019 we had Prepaid Expenses of $ $83,895.

The decrease in Prepaid Expenses of approximately 11.4% is primarily attributable to:

The recognition of $964 of interest expense prepaid in a prior period on a $500,000 Note Payable issued by the Company.

The recognition of $8,362 of combined Consulting and Research and Development consulting expenses prepaid in prior periods.

As of June 30, 2019 we had $1,942 of cash due from an employee of the Company and as of September 30, 2019 we had $1,071 of cash due from an employee of the Company.

The decrease in cash due from an employee of the Company of 44.82% is attributable to :

(a)	Payment during the quarter ended September 30, 2019 of $1,942 to the Company by the Company’s Chief Executive Officer in satisfaction of amounts due.
(b)	$1,071 recognized as due to the Company by the Company’s Chief Executive Officer attributable to PayPal erroneously charging the Company’s account for personal purchases made by the Company’s Chief Executive Officer during the quarter ended September 30, 2019.

As of June 30, 2019 we had $56,900 of Notes Receivable, related party and as of September 30, 2019 we hade $64,400 of Notes Receivable, related party.

The increase in Notes Receivable, related party of 13.18% is attributable to net loans made by the Company during the quarter ended September 30, 2019 of $7,500 to Regen Biopharma, Inc., a related party under common control with the Company.

As of June 30, 2019 we had $14,208 of Accrued Interest Receivable, related party and as of September 30, 2019 we had $20,274 of Accrued Interest Receivable, related party.

The increase in Accrued Interest Receivable, related party of 42.7% is attributable to interest earned but notyet paid on Notes Receivable accrued during the quarter ended September 30, 2019.

As of June 30, 2019 we had Investment Securities, Related Parties of $2,472,321 and as of September 30, 2019 we had Investment Securities, Related Parties of $593,357.

The decrease in Investment Securities, related party of 76% is attributable to the revaluation as of September 30, 2019 of 197785714 shares of the Series A Preferred stock of Regen Biopharma, Inc. owned by the Company. All shares of Regen Biopharma, Inc. held by the Company are carried at fair value as of the measurement date which is September 30, 2019.

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

As of June 30, 2019 we had Notes Payable, related parties of $0 and as of September 30, 2019 we had Notes Payable, related parties of $25,500.

The increase in Notes Payable, related parties is attributable to $25,500 loaned to the Company by entities controlled by the Company’s Chief Executive Officer.

As of September 30, 2019 we had Accrued Expenses due to Related Parties of $89,529 and as of As of June 30, 2019 we had Accrued Expenses due to Related Parties of $43,761.

The increase in Accrued Expenses due to Related Parties of 104.89% is attributable to:

$27,424 in minimum royalties and anniversary fees accrued to KCL Therapeutics Inc. , a company under common control with Zander.

$18,000 in rental expenses accrued but unpaid due to BST Partners, a company under common control with Zander.

$344 of interest accrued but unpaid due to companies under common control with Zander.

On June 30, 2019 we had Accrued Expenses of $97,290 and as of September 30, 2019 we had Accrued Expenses of $203,037.

The increase in Accrued Expenses of approximately 108.69 % is attributable to:

$100,002 of salaries accrued but unpaid during the quarter ended September 30, 2019

$5,745 of license fees accrued to Monash University.

Revenues from continuing operations were $0 for the quarter ended September 30, 2019 and -0- for the same period ended 2018. Net Loss was $ 2,087,245 for the quarter ended September 30, 2019 while Net Loss was $772,039 for the same period ended 2018.

The increase in Net Losses of approximately 170% is primarily attributable to the recognition of a decrease in the fair value of investment securities held by the Company of $1,878,964. Operating loss recognized for the period ended September 30, 2019 was $213,707 as opposed to $798,289 of operating loss recognized during the same period ended 2018. The decrease on operating loss recognized during the period ended 2019 as compared to the same period ended 2018 is primarily attributable to $410,000 of contract research expenses incurred during the quarter ended 2018.

As of September, 2019 we had $4,524 Cash on Hand and Current Liabilities of $2,087,107, such Liabilities consisting of Accounts Payable, Notes Payable and Accrued Expenses.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2019 and ending on September 30, 2019, David Koos and Todd S. Caven , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2019.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer
32.1	Certification of Acting Chief Financial Officer
10.1	KLAAS AGREEMENT*

* incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated 9/19/2019

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Principal Executive Officer
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Zander Therapeutics, Inc.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Director
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Principal Financial Officer
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Zander Therapeutics, Inc.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Accounting Officer
Date:	October 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 24, 2019.

Zander Therapeutics, Inc.

By:	/s/ Todd S. Caven
Name:	Todd S. Caven
Title:	Director
Date:	October 24, 2019

